Form 10QSB
period 2005-03-31
Nationwide Financial Solutions, Inc.
filed 2005-06-09
CIK 1307431

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Action of 1934

For the transition period from _______________ to ________________

Commission File Number: 333-120428

NATIONWIDE FINANCIAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1080880
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

3231 S. Country Club Way, Suite 102 Tempe, Arizona 85282 (Address of Principal Executive Offices) Registrant’s Telephone Number, Including Area Code: (480) 820-9766

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 31, 2005: 10,823,428 shares.
1

NATIONWIDE FINANCIAL SOLUTIONS, INC. QUARTERLY REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 2005 INDEX

		Page Number

Part I - Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Statements of Operations– Three and Nine Month Periods Ended March 31, 2005 and 2004	3

	Condensed Balance Sheets– March 31, 2005 and June 30, 2004	4

	Condensed Statements of Cash Flows– Nine Month Periods Ended March 31, 2005 and 2004	5

	Notes to Condensed Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Controls and Procedures	23

Part II - Other Information

Item 6.	Exhibits	23

	Signatures	24
2

PART I

Item 1. Financial Statements (unaudited)

NATIONWIDE FINANCIAL SOLUTIONS, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2005	2004	2005	2004

REVENUES	$91,894	$110,410	$245,113	$608,696

COST OF REVENUES	36,005	45,857	191,060	176,462

GROSS PROFIT	55,889	64,553	54,053	432,234

OPERATING EXPENSES:
Sales and marketing	197,062	59,430	462,518	169,272
General and administrative	349,270	153,999	859,500	380,605

Total operating expenses	546,332	213,429	1,322,018	549,877

OPERATING LOSS	(490,443)	(148,876)	(1,267,965)	(117,643)

NON-OPERATING INCOME (EXPENSE):
Interest income	574	4,882	13,488	16,685
Interest expense	(2,724)	(76)	(9,832)	(2,775)
Gain on forgiveness of accrued interest	—	—	4,945	—

Non-operating (expense) income, net	(2,150)	4,806	8,601	13,910

LOSS BEFORE BENEFIT FROM INCOME TAXES	(492,593)	(144,070)	(1,259,364)	(103,733)

BENEFIT FROM INCOME TAXES:
Current	—	10,824	61,889	22,391
Deferred	—	—	—	—

Benefit from income taxes	—	10,824	61,889	22,391

NET LOSS	$(492,593)	$(133,246)	$(1,197,475)	$(81,342)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.05)	$(0.13)	$(0.12)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING– Basic and diluted	10,823,428	1,000,028	9,917,705	1,000,028

The accompanying notes are an integral part of these financial statements.
3

NATIONWIDE FINANCIAL SOLUTIONS, INC. CONDENSED BALANCE SHEETS (unaudited)

	March 31, 2005	June 30, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,014	$86,525
Income tax refund receivable	61,889	—
Prepaid expenses	78,746	26,028
Loans receivable, including accrued interest – ISI (related party)	—	489,919

Total current assets	187,649	602,472

DEPOSITS	9,351	9,351
PROPERTY AND EQUIPMENT, net	284,458	317,362

TOTAL ASSETS	$481,458	$929,185

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$86,598	$59,185
Income taxes payable	—	90,455
Accrued liabilities	126,037	126,369
Accrued rent - Shalimar (related party)	—	14,516
Unearned income	26,095	34,171
Notes payable	53,396	—
Notes payable – Shalimar (related party)	—	46,235
Convertible notes payable	—	450,000

Total current liabilities	292,126	820,931

NOTES PAYABLE	55,988	—
NOTES PAYABLE – Shalimar (related party)	—	182,435

TOTAL LIABILITIES	348,114	1,003,366

COMMITMENTS

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value; 60,000,000 shares authorized; 10,823,428 and 1,000,028 shares issued and outstanding, respectively	1,082	100
Additional paid-in capital	1,404,018	—
Accumulated deficit	(1,271,756)	(74,281)

Total stockholders’ equity (deficit)	133,344	(74,181)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$481,458	$929,185

The accompanying notes are an integral part of these financial statements.
4

NATIONWIDE FINANCIAL SOLUTIONS, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended

	March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,197,475)	$(81,342)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	55,162	251
Employee compensation paid with common shares	5,000	—
Gain on forgiveness of accrued interest	(4,945)
Changes in operating assets and liabilities:
Prepaid expenses	(52,718)	(38,285)
Income tax refund receivable	(61,889)	(3,615)
Due from officer	—	3,150
Accrued interest receivable- ISI (related party)	26,180	(16,611)
Accounts payable	27,413	856
Income taxes payable	(90,455)	(16,877)
Accrued liabilities	4,613	27,594
Accrued rent– Shalimar (related party)	(14,156)	—
Unearned income	(8,076)	11,372
Deferred income taxes	—	16,460

Net cash used by operating activities	(1,311,346)	(97,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,258)	(12,760)
Loan principal repayments from ISI (related party)	463,739	46,603

Net cash provided by investing activities	441,481	33,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	100,000	—
Proceeds from issuances of convertible notes	—	200,000
Principal repayments of long-term debt	(219,646)	—
Proceeds from issuances of common stock	950,000	—

Net cash provided by financing activities	830,354	200,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,511)	136,796

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,525	5,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,014	$142,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$21,800	$—

Cash paid for taxes	$86,248	$—

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Issuance of common shares for finder’s fee	$140,000	$—

Issuance of common shares upon conversion of notes	$450,000	$—

Issuance of common shares as severance	$5,000	$—

Gain on forgiveness of interest	$4,945

The accompanying notes are an integral part of these financial statements.
5

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (unaudited)

1.	ORGANIZATIONAL HISTORY AND NATURE OF BUSINESS

In March 2004, NB Acquisitions, Inc. (“NBA”), a privately-held, non-operating shell company with no assets or liabilities, previously organized and incorporated on September 21, 2001 under the laws of the State of Nevada, entered into a share exchange agreement (the “Agreement”) with National Interest Solutions, Inc. (“NIS”), a privately-held operating company previously organized and incorporated on October 24, 2001 under the laws of the State of Arizona. For legal purposes, the Agreement constituted an acquisition by NBA of NIS as NBA acquired all of the then outstanding shares of NIS’s common stock. Shortly thereafter, in April 2004, NBA changed its legal name to Nationwide Financial Solutions, Inc. (“NFS”).

For accounting purposes, the preceding Agreement did not constitute a business combination given that NBA was merely a shell company with no economic substance. Instead, the Agreement constituted a recapitalization of NIS whereby NIS would merely grant NBA a minority ownership interest in exchange for it gaining access to NBA’s assembled shareholder base, thereby potentially facilitating any prospective capital raising efforts. Accordingly, the accompanying financial statements solely reflect the historical operations and related financial results of NIS. Immediately after the related July 28, 2004 issuance by NBA of 8,253,400 shares of its common stock to the former shareholders of NIS as per the Agreement, the former shareholders of NIS and NBA owned 89.2% and 10.8%, respectively, of the then issued and outstanding common shares of the legally merged entity (hereinafter, the “Company”).

The Company is, as was NIS, a debt resolution company retained by individuals with significant unsecured debt that may be experiencing financial difficulties. Through its fee-based debt resolution program, the Company attempts to assist its clients in eliminating part or all of their unsecured debt. All of the Company’s business operations are conducted from a single leased facility in Tempe, Arizona. The Company remains, as was NBA, a Nevada corporation.

2.	SUBSTANTIAL DOUBT AS TO THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred substantial operating and net losses, as well as negative operating cash flow, during its fiscal year ended June 30, 2004. The Company additionally had working capital and stockholders’ deficits at June 30, 2004. In recognition of the preceding, the Company’s independent certified public accountants included an explanatory paragraph in their audit report on the Company’s financial statements for the fiscal year ended June 30, 2004 that expresses substantial doubt as to the Company’s ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent twelve month period.

During the three and nine month periods ended March 31, 2005, the Company continued to incur substantial operating and net losses, as well as negative operating cash flows. The Company also continued to have a working capital deficit at March 31, 2005. As a result of the preceding, substantial doubt remains as to the Company’s ability to continue as a going concern. The Company’s accompanying interim condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, management continues to believe that it will be able to timely procure, should such become necessary, debt and/or equity financing sufficient to meet the Company’s cash needs over the next twelve months.

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (continued) (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Condensed Financial Statements

The accompanying interim condensed financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying interim condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC’s rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Form SB-2 initial public offering registration statement which was declared effective by the SEC on April 21, 2005.

Basis of Presentation

These interim condensed financial statements solely reflect the accounts, balances and activity of the Company as it has not had, and continues not to have, any legal subsidiaries.

Fiscal Year-End

The Company’s fiscal year-end is June 30th. References herein to a fiscal year refer to the calendar year in which such fiscal year ends.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates, judgments and assumptions.

Reclassifications

Historically, the Company had classified lead acquisition costs as costs of revenues. During the nine months ended March 31, 2005, the Company determined that these lead acquisition costs, which are solely incurred in connection with new client prospecting, would be more appropriately classified as selling and marketing costs. The financial statements for all prior fiscal periods have been conformed for comparability.

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (continued) (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with maturity dates of three months or less at their respective dates of purchase. The Company maintains its cash and cash equivalents with high quality financial institutions thereby minimizing any associated credit risks.

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: telephone equipment - three to seven years; computer hardware and software - three years; and office furniture and equipment - five to seven years. The provision for related amortization is computed using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements, being five years, or the contractual life of the underlying operating lease. The net book value of property and equipment sold or retired is removed from the asset and related depreciation and amortization accounts with any resulting net gain or loss included in the determination of net loss.

Impairment of Long-Lived Assets

Management, on at least a quarterly basis, evaluates each of the Company’s long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to their net carrying value. If impairment is indicated, the net carrying value of the asset is reduced to its net realizable value, being the related estimated future cash flows on an appropriately discounted basis.

Deferred Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary differences between tax and financial statement reporting. Deferred tax assets are then reduced by a valuation allowance for the amount of any tax benefits that more likely than not, based on current circumstances, are not expected to be realized.

Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes. The carrying values reported for financial instruments classified as current assets and liabilities materially approximated their respective fair values at each applicable balance sheet date due to their immediate or short-term maturity. The carrying value reported for the non-current portions of notes payable materially approximated their fair value at each applicable balance sheet date as the stated rates of interest reflected then prevailing market rates of interest.

Revenue Recognition

The Company’s clients consist of individuals with significant unsecured debt that may be experiencing financial difficulties, thereby making the collection of any receivable highly doubtful. The Company initially assesses each new client a non-refundable set-up fee for file creation, debt analysis, budget formulation, and initial creditor contacts. This set-up fee, which is based on a percentage of the client’s total unsecured debt accepted into the Company’s debt resolution program, is fully earned by the Company upon its completion of

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (continued) (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

the above services and is typically paid by the client in equal monthly installments over a subsequent six-month period. Upon completion of the above set-up services, the Company has no further obligations to the client.

If and when, a client subsequently accumulates a previously agreed-upon cash balance in a designated savings account, access to which the Company is granted via a power-of-attorney, the Company commences formal negotiations with each of the client’s creditors with the objective of convincing them to accept a lump partial payment in full and complete satisfaction of the entire unpaid balance. If and when, the Company is successful in obtaining a legally-binding settlement with a creditor on behalf of a client, the Company then assesses the client a settlement fee. This earned settlement fee, which is based on a previously agreed to percentage of any reduction obtained in the pay-off balance, is typically realized by the Company immediately in its entirety via an electronic debit made directly against the client’s savings account. In certain limited cases, the Company realizes an earned settlement fee in monthly installments over an agreed-upon time period.

The Company conservatively recognizes each set-up and settlement fee earned on a cash basis upon receipt. Any payment received by the Company in advance of its complete performance of a related client service is reflected in the balance sheet as unearned income.

Advertising Costs

The Company expenses all advertising costs as incurred. Selling and marketing expenses include advertising costs incurred by the Company of $62,259 and $2,955 for the three month periods ended March 31, 2005 and 2004, respectively, and $121,291 and $21,402 for the nine month periods ended March 31, 2005 and 2004, respectively.

Net Loss Per Common Share

Net loss per common share - basic and diluted has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective fiscal period. For the three and nine month periods ended March 31, 2005 and 2004, the potentially dilutive effects of any then outstanding convertible notes and stock purchase warrants were excluded from the computation of net loss per common share—diluted as the effect of their inclusion would have been anti-dilutive. The Company had potentially dilutive securities or other contracts outstanding aggregating 291,132 and 436,698 during the three and nine month periods ended March 31, 2005, respectively, and 6,000,168 and 6,000,168 during the three and nine months ended March 31, 2004, respectively.

Segment Reporting

The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. Senior management currently manages the Company’s business, assesses its performance, and allocates its resources as a single operating segment. To date, the Company’s services have been exclusively marketed to customers residing within the United States of America.

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (continued) (unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards Not Yet Adopted

There are no recently issued applicable accounting standards with pending adoption dates that management anticipates will have material impacts upon its financial statements.

4.	LOANS RECEIVABLE – ISI (related party)

The Company is related to Infinity Southwest, Inc. (“ISI”) through common management control by Stephen G. Luke, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors. During the fiscal year ended June 30, 2004 and prior thereto, the Company made periodic loans to ISI. These loans were unsecured, accrued interest at a stated five percent rate, and were repayable upon demand by the Company. Mr. Luke provided the Company with a written personal guarantee of repayment which was secured by all of his personal assets. As of February 2, 2005, ISI had repaid these loans, as well as all accrued interest thereon, in full. The Company and Mr. Luke had previously agreed to discontinue the above loan program as of December 2003.

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2005	June 30, 2004

Telephone equipment	$87,520	$85,796
Computer hardware and software	$64,982	$48,645
Office Furniture and equipment	$29,408	$25,211
Leasehold improvements	$172,435	$172,435

Total property and equipment	$354,345	$332,087
Less: Accumulated depreciation and amortization	$(69,887)	$(14,725)
Property and equipment, net	$284,458	$317,362

6.	NOTES PAYABLE

The Company is financing with an unrelated entity the premium of its directors and officers indemnification insurance policy. The note is unsecured, accrues interest at a stated rate of 7.25% per annum, and requires monthly payments of principal and interest aggregating $3,166 through June 23, 2005. As of March 31, 2005, the remaining balance on the note was $9,384.

On February 18, 2005, the Company obtained $100,000 in debt financing from an unrelated entity. The note is unsecured, accrues interest at the prime rate plus one percent (6.75% at March 31, 2005), and requires monthly payments of principal and interest aggregating $4,491 from April 18, 2005 through March 18, 2007.

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (continued) (unaudited)

7.	NOTES PAYABLE - SHALIMAR (related party)

The Company is related to Shalimar Office, LLC (“Shalimar”) through common management control by Stephen G. Luke, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors. During the fiscal year ended June 30, 2004, Shalimar procured leasehold improvements and equipment from unrelated vendors on the Company’s behalf in exchange for three notes payable. The actual costs incurred by Shalimar were passed through to the Company and structured as installment notes payable. These notes are unsecured, accrue interest at stated rates of 6.00% per annum, and require monthly payments of principal and interest aggregating $4,421 through May 1, 2009. As of January 24, 2005, the Company had repaid these loans, as well as all accrued interest thereon, in full. The Company also leases its current facility from Shalimar (see Note 10 - Commitments).

8.	CONVERTIBLE NOTES PAYABLE

In July 2004, the unrelated holders of the Company’s then outstanding convertible notes payable elected to convert pursuant to their original conversion terms the $450,000 aggregate principal balance. In connection with such conversion, the holder waived its right to $4,945 in accrued interest, thereby resulting in the Company’s corresponding recognition of a non-operating gain.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has ten million shares of $.0001 par value preferred stock authorized for issuance. As of March 31, 2005, the Company had neither issued nor assigned any rights to these preferred shares.

Common Stock

During the nine months ended March 31, 2005, the Company issued 975,000 shares of its common stock to an unrelated entity at a weighted average price of $0.97 per share, thereby resulting in its receipt of $950,000 in aggregate cash proceeds. The Company additionally issued 5,000 shares of its common stock to an ex-employee as $5,000 in severance.

Finder’s Fee

On January 27, 2004 the Company retained an unrelated individual to identify potential sources of debt and/or equity financing. During the nine months ended March 31, 2005, this individual was the source of $450,000 in convertible debt financing (see Note 8 - Convertible Notes Payable) and $950,000 in equity financing (see Note 9 - Stockholders’ Equity (Deficit) - Common Stock). Upon becoming the source of an aggregate of one million dollars in financings, the Company became obligated to retroactively compensate this individual with a ten percent finder’s fee. As of December 31, 2004, the Company had issued this individual 140,000 shares of its common stock in full settlement of $140,000 in finder’s fees earned.

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (continued) (unaudited)

9.	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

2004 Stock Option Plan (continued)

On October 1, 2004, the Company adopted a stock option plan (“Plan”) that provides for the potential future grant to employees, officers, directors and consultants of stock options to purchase up to an aggregate of 3,000,000 shares of the Company’s common stock. Stock options granted may take the form of “incentive stock options,” within the meaning of Section 422A of the United States Internal Revenue Code of 1986, and “non-qualified” options. Incentive stock options may only be granted to employees, whereas non-qualified options may be granted to any eligible recipient. The Plan is administered by the Company’s Board of Directors, which will solely determine those individuals who are to receive stock options, the number of shares of common stock that may be purchased under each granted option, each option’s exercise price per share of common stock, and the time period during which the options may be partially or fully exercised. The exercise price of any incentive stock option must equal or exceed the fair market value of a share of the Company’s common stock as of the option grant date. The Company’s Board of Directors may assign any exercise price it deems appropriate to a non-qualified stock option. No stock options have been granted to date.

Common Stock Purchase Warrants

As of March 31, 2005, the Company had the following common stock purchase warrants outstanding:

Number Of Common Shares
	Exercise Price	Expiration Date

72,783	$4.00	June 30, 2005
72,783	$4.00	June 30, 2005
72,783	$6.00	December 31, 2007
72,783	$6.00	December 31, 2007

291,132

10.	COMMITMENTS AND CONTINGENCIES

Operating Lease – Shalimar (related party)

On April 1, 2004, the Company began leasing its premises from Shalimar, a related party (see Note 7). The lease is non-cancelable, has a five-year term, and currently requires the Company to make monthly rent payments of $7,693, which payments will increase annually by five percent.

Future minimum lease payments required under the above operating lease, excluding certain related ancillary costs described below, are as follows for the fiscal years ending June 30:

2005 (remaining three months)	$24,234
2006	98,149
2007	103,056
2008	108,209
2009	84,163

Total	$417,811

The above operating lease additionally requires the Company to pay for certain related ancillary costs, principally parking, common area maintenance and property taxes. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $12,000 per fiscal year.

NATIONWIDE FINANCIAL SOLUTIONS, INC. NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (continued) (unaudited)

10.	COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease – Shalimar (related party) (continued)

Total rent expense incurred was $24,234 and $68,087 for the three and nine months ended March 31, 2005, respectively, and $3,519 and $15,644 for the three and nine months ended March 31, 2004, respectively.

11.	EMPLOYEES’ 401(K) PLAN

The Company maintains a 401(K) retirement plan for its employees. Any matching of employee contributions is solely at the discretion of management. The Company incurred contribution expenses for the three and nine months ended March 31, 2005 of $5,032 and $11,693, respectively. The Company incurred no contribution expenses for the three and nine months ended March 31, 2004.

12.	SUBSEQUENT EVENTS

On April 13, 2005, the Company received a loan from Stephen Luke, its Chief Executive Officer, President and Chairman of the Board of Directors, in the amount of $250,000. The note is unsecured, accrues interest at a stated rate of 18.00% per annum, initially requires monthly interest only payments of $3,750 through March 31, 2008, and subsequently requires monthly payments of interest and principal aggregating $6,442 through April 30, 2013.

On April 13, 2005, the Company received a loan from Darren Dierich, its Chief Financial Officer, in the amount of $35,000. The note is unsecured, accrues interest at a stated rate of 10.00% per annum, and requires monthly payments of interest and principal aggregating $3,066 through March 31, 2006.

On April 25, 2005, the Company procured a $200,000 revolving line of credit facility with a major commercial bank. The facility expires on April 24, 2006 and all borrowings under the facility will accrue interest at the bank’s prime rate. The Company is required to maintain a collateralizing $200,000 certificate of deposit with the bank that will earn interest at a stated rate of 3.2% per annum. At May 31, 2005, the Company had borrowed $175,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

General:

This discussion of our financial condition and results of operations should be read together with the (i) unaudited condensed financial statements and accompanying notes for the three and nine month interim periods ended March 31, 2005 and 2004 contained elsewhere in this Form 10-QSB and (ii) the audited financial statements and accompanying notes for the fiscal years ended June 30, 2004 and 2003 contained in our final amendment to a Form SB-2 registration statement, filed on April 5, 2005 which is available at www.sec.gov.

Organizational History and Nature of Business:

In March 2004, NB Acquisitions, Inc. (“NBA”), a privately-held, non-operating shell company with no assets or liabilities, previously organized and incorporated on September 21, 2001 under the laws of the State of Nevada, entered into a share exchange agreement (the “Agreement”) with National Interest Solutions, Inc. (“NIS”), a privately-held operating company previously organized and incorporated on October 24, 2001 under the laws of the State of Arizona. For legal purposes, the Agreement constituted an acquisition by NBA of NIS as NBA acquired all of the then outstanding shares of NIS’ common stock. Shortly thereafter, in April 2004, NBA changed its legal name to Nationwide Financial Solutions, Inc. (“NFS”).

For accounting purposes, the preceding Agreement did not constitute a business combination given that NBA was merely a shell company with no economic substance. Instead, the Agreement constituted a recapitalization of NIS whereby NIS would grant NBA a minority ownership interest in exchange for it gaining access to NBA’s assembled shareholder base, thereby potentially facilitating any prospective capital raising efforts. Accordingly, the accompanying interim condensed financial statements solely reflect the historical operations and related financial results of NIS. Immediately after the related July 28, 2004 issuance by NBA of 8,253,400 shares of its common stock to the former shareholders of NIS as per the Agreement, the former shareholders of NIS and NBA owned 89.2% and 10.8%, respectively, of the then issued and outstanding common shares of the legally merged entity (hereinafter, “we,” “us,” and “our”).

We are, as was NIS, a debt resolution company retained by individuals with significant unsecured debt that may be experiencing financial difficulties. Through our fee-based debt resolution program, we attempt to assist our clients in eliminating part or all of their unsecured debt. All of our business operations are conducted from a single leased facility in Tempe, Arizona. We remain, as was NBA, a Nevada corporation.

Our Major Business Disruption; Resulting and Continuing Going Concern Uncertainty:

On September 23, 2003, the month-to-month rented leased premises from which we then conducted all of our operations were destroyed by a fire, the cause of which local fire department inspectors have subsequently concluded as being indeterminable. Although immaterial in their then aggregate book value, substantially all of the physical assets we used in our business, including our telephone equipment, computer hardware and software, and furnishings, were destroyed in the fire. Substantially all of our client files and related data also were destroyed in the fire. As a result of the fire and the absence of any applicable insurance coverage, our business operations were substantially halted and we were forced over the ensuing weeks to dismiss the vast majority of our employees. During October 2003, our business activities were substantially limited to salvaging efforts at the destroyed facility and the setting up of critical remedial operations at employee residences, and later within temporary facilities rented from an unrelated party.

Upon establishing minimal basic operations, we proceeded to contact existing clients and to resume related debt resolution operations. However, despite our best efforts, our overall business and related operations remained substantially impaired through March 2004. On April 1, 2004, we relocated all of our operations into newly leased facilities and proceeded in our attempts to restore our operations to pre-fire levels. By our fiscal year ended June 30, 2004, we were successful in substantially restoring our day-to-day operations to pre-fire levels although we continued to experience certain adverse effects from the fire, principally significantly declining revenues as a result of the loss of momentum in the acquisition of new clients. As a typical client engagement results in our periodic receipt of related earned fees over several quarters, if not years, any disruption in the replenishment and growth of our client portfolio will adversely impact our revenues for an extended period of time, and, as a result, our ability to leverage our fixed costs and thereby generate profits.

As a result of the foregoing, we incurred substantial operating and net losses, as well as negative operating cash flow, during our fiscal year ended June 30, 2004, and, had working capital and stockholders’ deficits at June 30, 2004. In recognition of the preceding, our independent certified public accountants included an explanatory paragraph in their audit report on our financial statements for the fiscal year ended June 30, 2004 that expresses substantial doubt as to our ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year.

Our business continued to suffer during the nine months ended March 31, 2005 from the residual adverse effects on our revenues, as explained above. During such time, we continued to incur significant operating costs, the majority of which were substantially fixed in nature and necessary to our maintaining of a basic operational infrastructure. As a result, we incurred substantial operating and net losses, as well as negative operating cash flows, for the nine month period ended March 31, 2005, and, had a working capital deficit at March 31, 2005. As a result of the preceding, substantial doubt remains as to our ability to continue as a going concern. Our accompanying interim condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, we remain confident that we will be able to timely procure, should such become necessary, any debt and/or equity financing required to meet our cash needs over the next twelve months.

As a result of proceeds received by us from issuances of shares of our common stock and the conversion of previously outstanding notes payable and accrued interest thereon into shares of our common stock, we had positive stockholders’ equity at March 31, 2005.

Our Current Efforts at Restoring Our Revenues and Financial Condition Our ability to continue as a going concern remains contingent upon us:

•	significantly growing our active client base,

•	reversing the current downward trend in our revenues,

•	improving upon our current cash position and regaining a positive working capital position, and

•	internally generating cash flows sufficient to support our ongoing operations and required growth.

Although not yet evident in our accompanying financial statements, our overall business has continued to show significant signs of improvement, as addressed in greater detail within our Results of Operations discussion below. We received 5,229 consumer inquiries into our debt resolution program between January 1, 2005 and March 31, 2005, up significantly from the 167 inquiries received in December 2004. We principally attribute these increased inquiries to recently deployed radio advertising. During the latter half of December 2004 and into January 2005, we piloted advertising in a small geographic test market within one state from which we realized significant inquiries into our debt resolution program. The success of the pilot program encouraged us to more recently expand our advertising to include certain nationally syndicated programs, from which we have realized further significant increases in the overall rate of consumer inquiries. While we cannot provide any assurance that these increased inquiries will ultimately be realized in increased active clients, and thus increased revenues, we are very encouraged by the preceding developments and believe that the post-fire downward trend in our revenues may shortly be coming to an end. To the extent that we are successful in completely regaining our pre-fire momentum in the acquisition of new clients, we believe that we will once again be able, as we were during our fiscal year ended June 30, 2003, to fully leverage our fixed operating costs and realize positive operating results and cash flows.

Since March 31, 2005, our cash and working capital positions have been strengthened by our receipt on May 13, 2005 of an aggregate of $285,000 in debt financing from our Chief Executive and Financial Officers. Despite the preceding cash infusions, we remain in need of additional long-term debt and/or equity financing in order to ensure that we will be able to continue as a going concern through at least March 31, 2006. While our cash position approximated $0.3 million at May 31, 2005, our current operating budget for the twelve months ending March 31, 2006 approximates $1.8 million. Given the continuing uncertainty regarding our prospective revenues, we currently are unable to reliably forecast our revenues for the corresponding twelve months ending March 31, 2006. However, we do not currently anticipate that our revenues for the twelve months ending March 31, 2005 will be sufficient to fully negate the preceding $1.5 million cash differential between our current cash position and our forecasted cash needs.

In anticipation of some degree of cash shortfall during the twelve months ending March 31, 2006, we currently are exploring certain potential sources of funding. We currently are in discussions with a capital institution regarding their providing us with a long-term equity line of credit and are in discussions with an unrelated party for long-term debt financing. We can provide no assurance that we will ultimately be successful in timely procuring at acceptable terms external debt and/or equity financing sufficient to cover any cash shortfall. To the extent that we were to be unsuccessful, our business would likely be materially harmed, the effects from which we may not recover.

Critical Accounting Policy

Our clients consist of individuals with significant unsecured debt that may be experiencing financial difficulties, thereby making the collection of any receivable by us highly doubtful. We initially assess each new client a non-refundable set-up fee for file creation, debt analysis, budget formulation, and initial creditor contacts. This set-up fee, which is based on a percentage of the client’s total unsecured debt accepted by us into our debt resolution program, is fully earned by us upon our completion of the above services and is typically paid by the client in equal monthly installments over a subsequent six-month period. Upon completion of the above set-up services, we have no further obligations to the client.

A critical accounting policy is distinguished from other significant accounting policies, as set forth in Note 3 to our accompanying interim condensed financial statements, by the fact that it requires management to make certain underlying accounting estimates and assumptions regarding matters that are inherently subject to a higher than usual degree of uncertainty, and, as a result, are more susceptible to prospective material changes. We have assessed each of our significant accounting policies and have concluded that only our accounting policy for Cash Basis Revenue recognition would reasonably constitute a critical accounting policy.

If and when, a client subsequently accumulates a previously agreed-upon cash balance in a designated savings account, access to which we are granted via a power-of-attorney, we commence formal negotiations with each of the client’s creditors with the objective of convincing them to accept a lump partial payment in full and complete satisfaction of the entire unpaid balance. If and when, we are successful in obtaining a legally-binding settlement with a creditor on behalf of a client, we then assess the client a settlement fee. This earned settlement fee, which is based on a previously agreed to percentage of any reduction obtained in the pay-off balance, is typically realized by us immediately in its entirety via an electronic debit made directly against the client’s savings account. In certain limited cases, we subsequently realize an earned settlement fee in monthly installments over an agreed-upon time period.

We conservatively recognize each set-up and settlement fee earned on a cash basis upon our subsequent receipt of related client payments. Any payment received by us in advance of our complete performance of a related client service is reflected in our balance sheet as unearned income.

Our Results of Operations

Revenues:

We principally attribute the continuing declines in our revenues, including those experienced during the three and nine months ended March 31, 2005, to our inability to date to regain the momentum we lost in the acquisition of new clients as a result of the September 23, 2003 fire. Our post-fire efforts to regain, and ultimately grow, our overall client base have been, and continue to be, impaired by an increasingly competitive marketplace and our inability to conduct more extensive broad-based media advertising given our limited working capital. While we are unable to precisely determine the extent to which the increased competitive presence has contributed to our revenue declines, we believe that the adverse impact of such competition has been significant.

As a matter of additional background, immediately prior to the fire, we had 1,185 active clients in our debt resolution program, up from 941 at June 30, 2003. Reflecting the post-fire progression of these accounts through our debt resolution program, our active clients remained relatively stable numbering 1,188 and 1,216 at September 30, 2003 and December 31, 2003, respectively. However, as our post-fire recruitment of new active clients was insufficient to offset those clients completing and exiting our debt resolution program, our active clients declined to 879, 820 and 633 at March 31, 2004, June 30, 2004 and September 30, 2004, respectively. Subsequently, as a result of our initial piloting of radio advertising in certain geographical markets during the latter half of December 2004, we were successful in increasing our active clients to 721 at December 31, 2004. Our active clients subsequently grew to 733 at March 31, 2005.

Cost of Revenues; Gross Profit:

Our cost of revenues consists of the direct costs incurred by us in the servicing of client accounts. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our client engagement personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other direct costs are more variable in nature; principally being debt settlement commissions earned by our client engagement personnel and allocated charges for long distance telephone service and postage.

As a matter of background, immediately prior to the fire, we had eleven personnel directly engaged in the servicing of client accounts, up from nine at June 30, 2003. So as to curtail our operating costs during the recovery period, we immediately terminated the majority of our client engagement personnel after the fire, thereby reducing such personnel to three at September 30, 2003. We further reduced our client engagement personnel to two at December 31, 2003, and maintained such level at March 31, 2004. Subsequently, we increased our client engagement personnel to four at June 30, 2004 and nine at September 30, 2004. As a result of subsequent attrition, our client engagement personnel numbered six at December 31, 2004, which level we maintained through March 31, 2005.

Our gross margins were 60.8% and 58.5% during the three months ended March 31, 2005 and 2004, respectively. We attribute this modest improvement to the incremental rent and other facility related expenses incurred since our April 1, 2004 move into a new facility and the net additions in client service personnel, as cited above, being more than offset by the non-recurrence of certain pre-move expenses incurred during the comparative fiscal 2004 interim period, principally new stationary costs and the postage and telephone costs incurred in connection with advising clients of our imminent relocation.

Our gross margins were 22.1% and 71.0% during the nine months ended March 31, 2005 and 2004, respectively. We principally attribute this substantial decline in our gross margin to our diminished ability to leverage our fixed cost components given the significant decline in our revenues and, to a significantly lesser extent, the net additions in client service personnel, as cited above, including the incremental fixed cost incurred with the hiring of a salaried client services supervisor.

Selling and Marketing Expenses:

Our selling and marketing expenses consist of the costs incurred by us in the solicitation and acquisition of new clients. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our selling and marketing personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other costs are more variable in nature, principally being lead acquisition and media advertising costs and allocated charges for long distance telephone service.

As a matter of background, immediately prior to the fire, we had twenty-one personnel engaged in selling and marketing activities, up from seven at June 30, 2003. So as to curtail our operating costs during the recovery period, we immediately terminated four selling and marketing personnel after the fire, thereby reducing such personnel to seventeen at September 30, 2003. Shortly thereafter, we terminated sixteen additional selling and marketing personnel, thereby reducing such personnel to one at December 31, 2003 and March 31, 2004. Subsequently, in an attempt to regain the loss momentum in new client acquisitions, we aggressively hired selling and marketing personnel, resulting in twenty-five such personnel at June 30, 2004. However, as a result of subsequent high-than-anticipated attrition, our selling and marketing personnel declined to eight at September 30, 2004. We then once again aggressively hired selling and marketing personnel bringing their number up to seventeen at December 31, 2004. As a result of subsequent normal attrition, our sales and marketing personnel declined to fourteen at March 31, 2005.

We principally attribute the significant increases in our selling and marketing expenses for the respective fiscal 2005 interim periods to our deployment of radio advertising, our utilization of more-expensive temporary staffing services to prospectively screen potential new hires, and incremental lead acquisition costs. Based upon the favorable results from certain limited piloting of radio advertising in December 2004, we subsequently launched a radio advertising campaign in fourteen states targeting potential candidates for our debt resolution program. Based on the resulting inquiries received, we mailed out program enrollment applications to 1,431 potential clients. While this radio advertising campaign has been successful in significantly increasing the number of inquiries into our debt resolution program, we cannot estimate how many of these inquiries will ultimately result in new clients. To a significantly lesser extent, we incurred incremental rent and other facility related charges since our April 1, 2004 move and increased telephone and depreciation expenses.

General and Administrative Expenses:

Our general and administrative expenses consist of the costs incurred by us in the general administration of corporate matters. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our executive, managerial and administrative support staff, insurance premiums, professional service fees, maintenance, and allocated charges for rent, utilities, technology, basic telephone service, and depreciation and amortization. Our other costs are more variable in nature, principally being office supplies, repairs, transfer agent fees and allocated charges for long distance telephone service.

Immediately prior to the fire, we had six personnel directly engaged in general and administrative activities, up from three at June 30, 2003. To curtail our operating costs during the recovery period, we immediately terminated four general and administrative personnel after the fire, thereby reducing such personnel to two at September 30, 2003 and December 31, 2003. Subsequently, we progressively replenished our general and administrative personnel, resulting in their numbers growing to four at March 31, 2004, and then seven at June 30, 2004. We subsequently maintained this general level, with six and seven general and administrative personnel at September 30, 2004 and December 31, 2004, respectively. The level of our general and administrative personnel subsequently remained unchanged at seven through March 31, 2005.

We primarily attribute the increases in our general and administrative expenses for the respective fiscal 2005 interim periods to net additions in general and administrative personnel, as outlined above, and to the legal, accounting and other professional fees incurred in connection with our Form SB-2 registration statement for selling shareholders, from which we received no proceeds. To a significantly lesser extent, we incurred incremental rent and other facility related charges since our April 1, 2004 move and increased insurance premiums, transfer agent fees, and depreciation expenses.

Interest Income:

Our interest income for the respective fiscal 2005 and 2004 interim periods principally resulted from interest earned on loans advanced to Infinity Southwest, Inc. (“ISI”), a related company through common management control by Stephen G. Luke, our Chief Executive Officer, President and Chairman of the Board of Directors. During the fiscal year 2004, as well as prior thereto, we made periodic loans to ISI. The loans were unsecured, accrued interest at a stated five percent rate, and were repayable upon demand by us. Mr. Luke had provided us with a written personal guarantee of repayment which was secured by all of his personal assets. We and Mr. Luke agreed to discontinue the above loan program as of December 2003. As of February 2, 2005, ISI had repaid these loans, as well as all accrued interest thereon, in full. To a significantly lesser extent, we earned interest on excess funds maintained in a money market account during the respective interim periods.

Interest Expense:

Our interest expense for the respective fiscal 2005 and 2004 interim periods principally resulted from interest expense incurred by us on borrowings we obtained from Shalimar Offices, LLC (“Shalimar”), a related company through common management control by Mr. Luke, from which we also lease our current facility. During fiscal year 2004, Shalimar procured leasehold improvements and equipment from unrelated vendors on our behalf in exchange for three notes payable. The actual costs incurred by Shalimar were passed through to us and structured as installment notes payable. These notes were unsecured, accrued interest at a stated six percent rate, and required monthly payments of principal and interest aggregating $4,421 through May 1, 2009. During January 2005, we repaid these loans, as well as all accrued interest thereon, in full. To a significantly lesser extent, we also incurred during the fiscal 2005 interim periods interest expense in connection with our financing of an insurance policy premium.

Gain on Forgiveness of Accrued Interest:

During the nine months ended March 31, 2005, the holder of our then outstanding convertible notes elected to convert the $450,000 aggregate principal balance into 450,000 shares of our common stock.

Benefit From Income Taxes:

As we had previously exhausted our federal net operating loss credits as of December 31, 2004, we were unable to realize any further federal income tax benefits in connection with our pre-tax loss for the three months ended March 31, 2005. Our results for the nine months ended March 31, 2005 reflect our utilization of then available federal net operating loss carrybacks. Although the state of Arizona does not permit the application of net operating loss carrybacks, it does allow for net operating loss carryforwards, which we estimate amounted to $288,407 at March 31, 2005 and which expire at various dates 2007 through 2009.

Net Losses:

In summary, we principally attribute our continuing net losses to the business disruptions and costs that emanated from the September 23, 2003 fire, and, in particular, the loss of momentum in the acquisition of new clients.

Our Liquidity and Capital Resources

Overview

Prior to the September 23, 2003 fire, we were able to finance our operations and capital expenditure needs with cash generated from our operating activities. However, as a result of the adverse financial effects emanating from the business disruptions experienced by us as a result of the fire, we have subsequently needed to seek external financing.

We initially procured $450,000 in operating capital through our issuance of convertible notes during our fiscal year ended June 30, 2004, which notes were subsequently converted during the nine months ended March 31, 2005 into 450,000 shares of our common stock. Additionally, during our fiscal year ended June 30, 2004, we were able to procure certain needed leasehold improvements and equipment through Shalimar’s purchase of such on our behalf, in exchange for which we issued Shalimar $228,670 in notes payable. Subsequently, during the nine months ended March 31, 2005, we procured an additional $950,000 in operating capital through our issuance of 975,000 shares of our common stock at a weighted average price of $0.97 per share. In connection with the preceding issuances of convertible notes and common shares, we incurred a ten percent finder’s fee obligation to an unrelated individual which we settled through our issuance of 140,000 shares of our common stock during the nine months ended March 31, 2005.

More recently, on February 18, 2005, we obtained $100,000 in debt financing from an unrelated entity. The note is unsecured, accrues interest at the prime rate plus one percent (6.75% at March 31, 2005), and requires monthly payments of principal and interest aggregating $4,491 from April 18, 2005 through March 18, 2007. On April 13, 2005, we received a loan from Stephen Luke, our Chief Executive Officer, President and Chairman of the Board of

Directors, in the amount of $250,000. The note is unsecured, accrues interest at a stated rate of 18.00% per annum, initially requires monthly interest only payments of $3,750 through March 31, 2008, and subsequently requires monthly payments of interest and principal aggregating $6,442 through April 30, 2013. Additionally, on April 13, 2005, we received a loan from Darren Dierich, our Chief Financial Officer, in the amount of $35,000. The note is unsecured, accrues interest at stated rate of 10.00% per annum, and requires monthly payments of interest and principal aggregating $3,066 through March 31, 2006.

On April 25, 2005, we procured a $200,000 revolving line of credit facility with a major commercial bank. The facility expires on April 24, 2006 and all borrowings under the facility will accrue interest at the bank’s prime rate. We are required to maintain a collateralizing $200,000 certificate of deposit with the bank that will earn interest at a stated rate of 3.2% per annum. As of May 31, 2005, we had borrowed $175,000.

Our monthly burn rate (both fixed and variable expenses) is approximately $102,000, and our available cash will only be sufficient to fund our operations for approximately two months. Because of our tight cash flow, we will need to seek additional financing immediately. However, we do not have any committments for financing or other plans in place to obtain financing, and additional financing may not be available on acceptable terms or at all.

At March 31, 2005, we had negative working capital of $104,477, inclusive of the current portion of outstanding notes payable to unrelated parties of $53,396. At March 31, 2005, our non-current debt obligations aggregated $55,988. Our related principal repayment obligations at March 31, 2005 were as follows by fiscal years ending June 30th: 2005 - $20,664; 2006 - $49,414; 2007 - $39,306; Thereafter - none.

At March 31, 2005, our facility operating lease with Shalimar constituted our sole off-balance sheet obligation, which is required to be excluded from our balance sheet by accounting principles generally accepted in the United States. This lease, which we entered into on April 1, 2004, is non-cancelable, has a five-year term, and currently requires us to make monthly rent payments of $8,078, which payments will increase annually by five percent. We determined what the rent payments and major terms of the lease would be based on our review of lease terms for unrelated tenants leasing similar office space in our geographical area. Our related minimum lease payment obligations at March 31, 2005 were as follows: by fiscal years ending June 30th: 2005 - $24,234; 2006 - $98,149; 2007 - $103,056; 2008 - $108,209; 2009 - $84,163; Thereafter - none. This lease additionally requires us to pay for certain related ancillary costs, principally parking, common area maintenance and property taxes. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $12,000 per fiscal year.

Cash Flows

Operating Activities

Our operating activities during the nine months ended March 31, 2005 utilized net cash in excess of our net loss primarily as a result of the incremental cash outlays made by us to settle certain previously accrued for income tax obligations associated with our pre-tax earnings for the fiscal year ended June 30, 2003, to reduce the overall levels in our accrued liabilities given our receipt of the external financing discussed below, and to prepay certain prospective employee benefits, advertising costs, and facility-related costs. Additionally, although our net loss was diminished by the accrued benefits of such, we had not yet realized in cash as of March 31, 2005 the income taxes refundable to us as a result of our pre-tax loss for the six months ended December 31, 2004. Partially offsetting the preceding adverse cash flow effects principally were the positive cash flow effects of adding back increased non-cash depreciation amortization and employee compensation expenses to our net loss for the nine months ended March 31, 2004, the receipt of accrued interest income from ISI, and increased accounts payable.

Investing Activities

Our investing activities provided us with a net cash inflow during the nine months ended March 31, 2005 principally due to our receipt of loan repayments by ISI. Slightly offsetting the preceding were our cash outlays for purchases of equipment. Our investing activities provided us with a net cash flow during the nine months ended March 31, 2004 principally due to loan repayments by ISI, offset in part by our cash outlays for the purchase of equipment.

Financing Activities

Our financing activities provided us with a net cash inflow during the nine months ended March 31, 2005 as a result of our receipt of proceeds from issuances of common shares and a note payable in private placements, offset in part by principal repayments of our notes to Shalimar. In the comparable nine months ended March 31, 2004, we received proceeds from our issuance of convertible notes to an unrelated entity.

Planned Capital Expenditures

We currently have the following planned capital expenditures for the next twelve months ending March 31, 2006, which we currently anticipate funding with available working capital or vendor financing:

Computer hardware and software	$9,000
Telephone equipment	1,000
Furniture	3,000
Leasehold improvements	1,000

Total planned capital expenditures	$14,000

Other Matters

Seasonal and Inflationary Influences

To date, we have not been materially impacted by seasonal or inflationary influences.

Recently Issued Accounting Standards With Pending Adoptions

There are no recently issued applicable accounting standards with pending adoption dates that we anticipate will have material impacts upon our financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company’s Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such “forward-looking statements” are subject to risks and uncertainties set forth from time to time in the Company’s SEC reports and are generally set forth below and particularly discussed in the Company’s Form SB-2 filed on April 5, 2005.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Risk Factors

        You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

•	We have incurred losses in the past and cannot assure you that we will be profitable in the future.

•	We have received a going concern opinion from our auditors indicating we may not be able to continue as a going concern.

•	Our planned advertising campaign may not be successful, thereby reducing our working capital and resulting in operating losses.

•	Our strategy of managed growth will put a significant strain on our resources.

•	We depend on key personnel and could be adversely affected by the loss of their services because of the limited number of qualified people in our industry. Any such loss of services could reduce our operations and therefore our revenue.

•	Our executive officers and directors own a majority of our common stock.

•	There is no trading market for common stock.

•	Because our common stock will be classified as “penny stock,” any future trading would be limited.

ITEM 3. CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report (March 31, 2005). Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)           In addition, there have been no changes in our internal control over financial reporting identified in connection with the elevation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.12	Promissory Note dated February 18, 2005 to Pursuit Holdings, LLC

10.13	Promissory Note dated April 13, 2005 to Stephen Luke

10.14	Promissory Note dated April 13, 2005 to Darren Dierich

10.15	Promissory Note dated April 25, 2005 to J.P. Morgan Chase

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(b)	Reports on Form 8-K:

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nationwide Financial Solutions, Inc.

(Registrant)

Date: June 8, 2005

By: /s/ Stephen G. Luke
Stephen G. Luke
Chief Executive Officer

Date: June 8, 2005

By: /s/ Darren R. Dierich
Darren R. Dierich
Chief Financial Officer

