Form 10KSB
period 2005-06-30
Nationwide Financial Solutions, Inc.
filed 2005-10-12
CIK 1307431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120428
NATIONWIDE FINANCIAL SOLUTIONS, INC.
(Name of Small business issuer in its charter)

State of Nevada	33-1080880
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3231 S. Country Club Way	85282
Suite 102 Tempe, AZ
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (480) 820-9766

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: none

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State issuer’s revenues for its’ most recent fiscal year: $357,546.

The aggregate market value of the issuer’s common stock, par value $.0001 per share (the “Common Stock”), held by non-affiliates of the issuer as of September 30, 2005, based on the average of the closing bid and asked prices of $3.55, for such shares on such date, was approximately $15,491,074. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the issuer’s classes of common equity as of September 30, 2005:12,495,928.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

NATIONWIDE FINANCIAL SOLUTIONS, INC.
Form 10-KSB Annual Report
Fiscal Year Ended June 30, 2005

PART I

Item 1.	Description of Business

Background

We are a debt resolution company retained by individuals with significant unsecured debt that maybe experiencing financial difficulties. Our typical client has aggregate unsecured debt ranging from $12,000 to $18,000. Through our debt resolution program, as discussed below, we attempt to assist our clients in eliminating part or all of their unsecured debt.

We were incorporated on September 21, 2001 under the laws of the State of Nevada as NB Acquisitions, Inc. (“NBA”) as a subsidiary of our then bankrupt parent, New Bridge Products, Inc. which entered into a plan or reorganization in September 2001. We had no operations or economic substance until March 2004 when we entered into a share exchange agreement with National Interest Solutions, Inc., (“NIS”), a privately-held operating company previously organized and incorporated on October 24, 2001 under the laws of the State of Arizona. We acquired all of the then outstanding shares of NIS’ common stock by exchanging 8,253,400 of our common shares for 100% of the issued and outstanding NIS shares. Immediately after the exchange, the former shareholders of NIS and NBA owned 89.2% and 10.8% respectively, of the then issued and outstanding common shares for the legally merged entity. In April 2004, we changed our legal name to Nationwide Financial Solutions, Inc. (“NWFS”), (hereinafter, “we,” “us,” and “our”). We are, as was NIS, a debt resolution company and remain a Nevada corporation conducting all of our operations from a single leased facility in Tempe, Arizona.

Our Debt Resolution Program

Our Debt Resolution Program is comprised of two distinct phases, a client set-up phase and a debt settlement phase, which are described below:

Our Client Set-Up Phase:

•

File creation – We initially establish a comprehensive file for each client with all relevant personal and financial data, including, but not necessarily limited to, recurring income sources, past and current spending practices, critical prospective living expenses and outstanding debt obligations. We proceed to execute a services contract with each client formally engaging us and setting forth all related fee terms. Lastly, we obtain two power-of-attorneys from each client: one authorizing us to engage their creditors in discussions and negotiations and redirecting all subsequent communications from the creditors to us; and another authorizing us to debit via electronic fund transfers the designated “savings” bank account, as discussed below, for all fees earned.

•

Debt analysis – We perform a detailed analysis of each client’s debt obligations, with a particular emphasis on identifying those unsecured debts that are eligible for inclusion within our debt resolution program. We do not accept into our program any secured debts, government-sponsored loans, judicial fines and the like.

•

Budget formulation – We formulate a monthly budget for each client, which if adhered to, will enable them to accumulate over an agreed-upon timeframe, typically ranging up to 48 months, a cash balance which we estimate will be sufficient to subsequently entice their unsecured creditors to accept in full and final settlement of all unpaid balances. The related designated “savings” account is established by the client as a bank account separate from any existing bank accounts and remains under their ownership and control.

•

Creditor contacts – We initially contact each client’s unsecured creditors to advise them that we now represent the client and request that all subsequent communications, billings and collections efforts be directed to us.

We continually encourage and monitor the progress of each client during the “savings” account accumulation period while concurrently maintaining communications with each of their unsecured creditors. If the client fails to make any of the previously agreed-upon monthly deposits into their designated “savings” account, we may modify their monthly budget, if appropriate, or, terminate our relationship with the client, if necessary.

Debt Settlement Phase:

If and when a client accumulates the previously agreed-upon “savings” account balance, we commence settlement negotiations with each of their unsecured creditors with the objective of convincing them to accept a lump partial payment in full and complete satisfaction of the entire unpaid balance. Given that each such unsecured creditor has previously resolved themselves to the fact that full collection of the unpaid balance is highly unlikely, and could even be entirely forgiven in any bankruptcy proceeding, our experience has been that these unsecured creditors are highly motivated to accept a significant partial lump sum payment, typically approximating 50%, in full and final settlement of any unpaid balance.

If and when we are successful in obtaining a legally-binding settlement with a creditor, the client disburses the settlement amount to the creditor and we assess the client a settlement fee. This process continues until each enrolled unsecured debt of the client is settled. At no time prior to the actual obtainment of a legally-binding settlement of an unsecured debt with a creditor do we provide any guarantee to the client as to our success in obtaining a settlement or of the amount or percentage of any forbearance.

Effect of Existing or Probable Governmental Regulations on the Business

There are several governmental actions that will have an effect upon the debt settlement industry. Most notable among these is the recent enacting of SB 256—The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005—and, to a lesser extent, individual state (local) laws and regulations regarding the business of debt settlement-type operations.

SB 256—The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (the “Act”) will likely have far-reaching effects upon the primary client base for debt settlement products in that debt settlement is generally considered to be a viable option available for consumers who want to avoid bankruptcy. The Act implements several key points that will impact the debt settlement industry, including:

•	Increased consumer bankruptcy costs

•	Reduced protection for certain assets

•	Restrictive qualification

•	Mandatory participation in a debt counseling program

The increase in costs and reduced protections for certain assets—including personal residences—will likely discourage bankruptcy filings by significantly decreasing the direct financial incentive of filing for bankruptcy. Under the new law (the major provisions become effective October 17, 2005), the direct costs of a bankruptcy filing (filing fees, attorney fees, related costs) will be substantially increased and certain assets that formerly enjoyed substantial protection under bankruptcy law will be exposed to potential liquidation if a bankruptcy is attained.

The Act provides for relatively severe restrictions on who can qualify to file for bankruptcy, the time frames used during the process, and further provides requirements for consumer debt education and pre-qualification prior to a bankruptcy being considered by the court. These conditions create significant procedural and practical barriers to the completion of a bankruptcy petition.

Taken together with other lesser attributes and requirements, the Act should have the practical effect of discouraging many potential bankruptcy petitioners and disqualifying many more. The increasing reliance by consumers upon credit instruments, the generally increasing interest rate environment, and the inevitable economic cycle may, in the near term, increase the demand for debt-related services, including the debt resolution (settlement) option offered by us.

Competitive Business Conditions

The debt settlement industry is a highly competitive marketplace with literally hundreds of organizations marketing related services regionally and nationally to debt burdened individuals. We know of no entity that possesses a commanding market share at this time. We follow a generally standardized industry model in client qualification, timeframe, and pricing that is common and competitive while remaining dedicated to quality of service by regularly participating in drafting committee meetings that create universal standards of disclosure, ethics, and representation for our industry. We believe that this level of commitment is invaluable in establishing client confidence and securing a leadership position within the industry.

Reports to Security Holders

The Company regularly files reports with the Securities and Exchange Commission (the “Commission”). These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K. The public may read and copy any materials the Company files with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room of the Commission by calling the Commission at 1 800 SEC 0330. The Commission also maintains an Internet site that contains reports and other informational statements regarding issuers that file electronically that may be accessed at the Commission’s web site address: http://www.sec.gov.

Employees

As of June 30, 2005, the total number of employees of the Company was 29, (28) full-time employees and one (1) part-time employee in the following categories; client engagement, (6), sales & marketing (16) and general & administrative,(7).

Item 2.	Description of Property

The Company is currently occupying approximately 3,598 square feet of office space at 3213 S. Country Club Way in Tempe Arizona. This space also serves as our executive offices. Our facility is leased from Shalimar Offices, LLC, a related party, under common control by Stephen G. Luke, our Chief Executive Officer and Chairman of the Board, for a lease term expiring on April 1, 2009.

Item 3.	Legal Proceedings

The Company is a defendant in a lawsuit filed by Telavergence, Inc for failure to make final payment on a telephone system purchased. The suit asks for final payment plus legal costs and is pending in The Superior Court of the State of Arizona in and for the County of Maricopa. We were served with Telavergence’s complaint on and around June 23, 2005. We believe the suit is without merit and we intend to vigorously defend it.

The Company is a plaintiff in a countersuit filed against Telavergence, Inc for breach of contract. Our countersuit claims the defendant was in breach by (1) providing an incorrect configuration of the telephone system for use by us; (2) providing faulty equipment for the system purchased by us; (3) failing to provide and install an operational telephone system. The suit asks for unspecified damages and is pending in The Superior Court of the State of Arizona in and for the County of Maricopa and was initiated on July 22, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “NWFS.OB” since it began trading on June 15, 2005. The following table presents the range of high and low quotations reported on the OTC Bulletin Board during the relevant portion of the fourth quarter. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. We have approximately 130 stockholders of record as of June 30, 2005.

	High	Low

Fiscal 2005
Fiscal Fourth Quarter (commencing June 15, 2005 through June 30, 2005)	$2.50	$1.125

On June 30, 2005, the closing price for the Company’s Common Stock was $2.50 per share.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), imposes sales practice and disclosure requirements on certain broker-dealer who engage in certain transactions involving a “penny stock”. A penny stock generally includes any non-NASDAQ equity security that has a market price of less then $5.00 per share. Our Common Stock is deemed to be a penny stock for purposes of the Exchange Act. The additional requirements imposed upon broker-dealers may discourage them from effecting transactions in our Common Stock, which could severely limit the liquidity of the sale of our Common Stock in the secondary market.

Equity Compensation Plan Information

The following table presents the number of stock options and warrants that were and were not approved by our stockholders as of June 30, 2005.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders	145,466	6.00	3,000,000

Total	145,466	$6.00	3,000,000

Dividends and Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business and for general corporate purposes. We cannot assure you that we will pay dividends in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30,2005, we issued the following unregistered common shares as set forth below. Each such issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because each was a transaction not involving a public offering.

In June of 2005 we issued 5,000 shares of common stock to Timothy Caserta as part of an employee severance agreement.

In June of 2005 we issued 315,000 shares of common stock to Pursuit Capital, LLC to satisfy three notes payable in the amount of $242,788.

In June of 2005 we entered into a Consulting Agreement with Eagle Mountain Partners, LLC, (“EMP”) an unrelated party, pursuant to which EMP provides investment banking services. In consideration of such services we issued 15,000 shares of common stock to EMP.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “estimate”, “anticipate”, or “plan”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

We would like to take advantage of the “safe harbor” provisions of the Litigation Reform Act in connection with the forward-looking statements included in this filing. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, we have incurred losses in the past and cannot assure you that we will be profitable, we have received a going concern opinion from our auditors, our advertising campaign may not be successful and our strategy for growth will put a significant strain on our revenues. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

Introduction

This discussion of our financial condition and results of operations should be read together with the (i) audited financial statements and accompanying notes for the fiscal years ended June 30, 2005 and 2004 included at the end of this Form 10-KSB and (ii) the audited financial statements and accompanying notes for the fiscal year ended June 30, 2003.

Organizational History and Nature of Business:

In March 2004, NB Acquisitions, Inc. (“NBA”), a privately-held, non-operating shell company with no assets or liabilities, previously organized and incorporated on September 21, 2001 under the laws of the State of Nevada, entered into a share exchange agreement (the “Agreement”) with National Interest Solutions, Inc. (“NIS”), a privately-held operating company previously organized and incorporated on October 24, 2001 under the laws of the State of Arizona. For legal purposes, the Agreement constituted an acquisition by NBA of NIS as NBA acquired all of the then outstanding shares of NIS’ common stock. Shortly thereafter, in April 2004, NBA changed its legal name to Nationwide Financial Solutions, Inc. (“NWFS”).

For accounting purposes, the preceding Agreement did not constitute a business combination given that NBA was merely a shell company with no economic substance. Instead, the Agreement constituted a recapitalization of NIS whereby NIS would grant NBA a minority ownership interest in exchange for it gaining access to NBA’s assembled shareholder base, thereby potentially facilitating any prospective capital raising efforts. Accordingly, the financial statements solely reflect the historical operations and related financial results of NIS. Immediately after the related July 28, 2004 issuance by NBA of 8,253,400 shares of its common stock to the former shareholders of NIS as per the Agreement, the former shareholders of NIS and NBA owned 89.2% and 10.8%, respectively, of the then issued and outstanding common shares of the legally merged entity (hereinafter, “we,” “us,” and “our”).

We are, as was NIS, a debt resolution company retained by individuals with significant unsecured debt that maybe experiencing financial difficulties. Through our fee-based debt resolution program, we attempt to assist our clients in eliminating part or all of their unsecured debt. All of our business operations are conducted from a single leased facility in Tempe, Arizona. We remain, as was NBA, a Nevada corporation.

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

As a result of the foregoing, we incurred substantial operating and net losses, as well as negative operating cash flow, during our fiscal years ended June 30, 2005 and 2004, and, had working capital and stockholders’ deficits at June 30, 2005 and 2004. In recognition of the preceding, our independent registered public accounting firm included an explanatory paragraph in their audit report on our financial statements for the fiscal years ended June 30, 2005 and 2004 that expresses substantial doubt as to our ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. Our accompanying audited financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, we remain confident that we will be able to timely procure, should such become necessary, any debt and/or equity financing required to meet our cash needs over the next twelve months.

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

Although not yet evident in our accompanying financial statements, our overall business has continued to show significant signs of improvement, as addressed in greater detail within our Results of Operations discussion below. We received 5,972 consumer inquiries into our debt resolution program between January 1, 2005 and June 30, 2005, up significantly from the 167 inquiries received in December 2004. We principally attribute these increased inquiries to recently deployed radio advertising. During the latter half of December 2004 and into January 2005, we piloted advertising in a small geographic test market within one state from which we realized significant inquiries into our debt resolution program. The success of the pilot program encouraged us to more recently expand our advertising to include certain nationally syndicated programs, from which we have realized further significant increases in the overall rate of consumer inquiries. While we cannot provide any assurance that these increased inquiries will ultimately be realized in increased active clients, and thus increased revenues, we are very encouraged by the preceding developments and believe that the post-fire downward trend in our revenues may shortly be coming to an end. To the extent that we are successful in completely regaining our pre-fire momentum in the acquisition of new clients, we believe that we will once again be able, as we were during our fiscal year ended June 30, 2003, to fully leverage our fixed operating costs and realize positive operating results and cash flows. We currently market primarily through Web site information requests and our call center, directly to consumers seeking assistance with eliminating their unsecured debt. Clients that respond to our Web site marketing are contacted by our enrollment specialists who explain our program and fees.

Since June 30, 2005, our cash and working capital positions have been strengthened by our receipt on July 18, 2005 of an aggregate of $750,000 in the private placement sale of our securities to an unrelated party. Despite the preceding cash infusions, we remain in need of additional long-term debt and/or equity financing in order to ensure that we will be able to continue as a going concern through at least June 30, 2006. While our cash position approximated $0.4 million at September 17, 2005, our current operating budget for the twelve months ending June 30, 2006 approximate $0.9 million. Given the continuing uncertainty regarding our prospective revenues, we currently are unable to reliably forecast our revenues for the corresponding twelve months ending June 30, 2006. However, we do not currently anticipate that our revenues for the twelve months ending June 30, 2006 will be sufficient to fully negate the preceding $.5 million cash differential between our current cash position and our forecasted cash needs.

In anticipation of some degree of cash shortfall during the twelve months ending June 30, 2006, we currently are exploring certain potential sources of funding. We currently are in discussions with a capital institution regarding their providing us with a long-term equity line of credit and are in discussions with an unrelated party for long-term debt financing. We can provide no assurance that we will ultimately be successful in timely procuring at acceptable terms external debt and/or equity financing sufficient to cover any cash shortfall. To the extent that we were to be unsuccessful, our business would likely be materially harmed, the effects from which we may not recover.

Our Cash-Basis Revenue Recognition Policy

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

Critical Accounting Policy

A critical accounting policy is distinguished from other significant accounting policies, as set forth in Note 3 to our accompanying financial statements, by the fact that it requires management to make certain underlying accounting estimates and assumptions regarding matters that are inherently subject to a higher than usual degree of uncertainty, and, as a result, are more susceptible to prospective material changes. We have assessed each of our significant accounting policies and have concluded that only our accounting policy for income taxes would reasonably constitute a critical accounting policy.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which is an asset and liability method of accounting that requires the recognition of deferred tax assets and liabilities for the expected future tax benefits and consequences, respectively, of temporary differences between tax bases and financial reporting bases of accounting. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of our deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the probability and timing of future taxable income sufficient to realize our deferred tax assets, we consider the scheduled reversal of deferred tax liabilities, make projections as to the likelihood and magnitude of future taxable income, and make assessments as to the availability of various tax planning strategies. As we have currently determined that the more likely than not threshold for recognition of our deferred tax assets has not been met, we have established a full valuation allowance against our deferred tax assets, thereby reducing the net amount recognized in our accompanying financial statements to zero. Should we determine in a future fiscal period that the more likely than not realization threshold has been satisfied for some or all of our deferred tax assets, then we will appropriately reduce or eliminate the associated valuation allowance and recognize the favorable benefits of such deferred tax assets in our financial statements.

Our Results of Operations

Selected Financial Data

	Fiscal Years Ended June 30,

	2005	2004	Change	%

Revenues	$357,546	$705,179	$(347,633)	(49.2)
Cost Of Revenues	249,726	158,062	91,664	57.9

Gross Profit	107,820	547,117	(439,297)	(80.3)
Sales & Marketing	795,508	426,890	368,618	86.3
General & Administrative	1,216,743	548,957	667,786	121.6

Total Operating Expenses	2,012,251	975,847	1,036,404	106.2

Non-operating, net	2,914	15,547	(12,633)	(81.3)
Benefit From Income Taxes	(61,889)	(103,114)	(41,225)	(39.9)

Net Loss	$(1,839,628)	$(310,069)	$(1,529,559)	(493.3)

Revenues:

Our revenues were $357,546 and $705,179 for the fiscal years ended June 30, 2005 and 2004, respectively. We principally attribute the continuing decline in our revenues, including those experienced during the fiscal years ended June 30, 2005 and 2004, to our inability to date to regain the momentum we lost in the acquisition of new clients as a result of the September 23, 2003 fire. Our post-fire efforts to regain, and ultimately grow, our overall client base have been, and continue to be, exasperated by an increasingly competitive marketplace and our inability to conduct more extensive broad-based media advertising given our limited working capital. While we are unable to precisely determine the extent to which the increased competitive presence has contributed to our revenue declines, we believe that the adverse impact of such competition has been significant.

As a matter of additional background, immediately prior to the fire, we had 1,185 active clients in our debt resolution program, up from 941 at June 30, 2003. Reflecting the post-fire progression of these accounts through our debt resolution program, our active clients remained relatively stable numbering 1,188 and 1,216 at September 30, 2003 and December 31, 2003, respectively. However, as our post-fire recruitment of new active clients was insufficient to offset those clients completing and exiting our debt resolution program, our active clients declined to 879, 820 and 633 at March 31, 2004, June 30, 2004 and September 30, 2004, respectively. Subsequently, as a result of our radio advertising in certain geographical markets during the latter half of December 2004 and through our fiscal year end, we were successful in increasing our active clients to 863 at June 30, 2005.

Cost of Revenues; Gross Profit:

Our cost of revenues consists of the direct costs incurred by us in the servicing of client accounts. Our cost of revenues were $249,726 and $158,062 for the fiscal years ended June 30, 2005 and 2004, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our client engagement personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other direct costs are more variable in nature; principally being debt settlement commissions earned by our client engagement personnel and allocated charges for long distance telephone service and postage.

As a matter of background, immediately prior to the fire, we had eleven personnel directly engaged in the servicing of client accounts, up from nine at June 30, 2003. So as to curtail our operating costs during the recovery period, we immediately terminated the majority of our client engagement personnel after the fire, thereby reducing such personnel to three at September 30, 2003. We further reduced our client engagement personnel to two at December 31, 2003, and maintained such level until June 30, 2004 in which we increased our client engagement personnel to four. Subsequently, in the middle of Fiscal 2005 we increased our client engagement personnel to six which we maintained through June 30, 2005.

Our gross margins were 30.1% and 77.5% during the fiscal years ended June 30, 2005 and 2004, respectively. We principally attribute this substantial decline in our gross margin to our diminished ability to leverage our fixed cost components given the significant decline in our revenues and, to a significantly lesser extent, the net additions in client service personnel, as cited above, including the incremental fixed cost incurred with the hiring of a salaried client services supervisor.

Selling and Marketing Expenses:

Our selling and marketing expenses consist of the costs incurred by us in the solicitation and acquisition of new clients. Our selling and marketing expenses were $795,508 and $426,890 for the fiscal years ended June 30, 2005 and 2004, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our selling and marketing personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other costs are more variable in nature, principally being lead acquisition and media advertising costs and allocated charges for long distance telephone service.

As a matter of background, immediately prior to the fire, we had twenty-one personnel engaged in selling and marketing activities, up from seven at June 30, 2003. So as to curtail our operating costs during the recovery period, we immediately terminated four selling and marketing personnel after the fire, thereby reducing such personnel to seventeen at September 30, 2003. Shortly thereafter, we terminated sixteen additional selling and marketing personnel, thereby reducing such personnel to one through March 31, 2004. Subsequently, in an attempt to regain the lost momentum in new client acquisitions, we aggressively hired selling and marketing personnel, resulting in twenty-five such personnel at June 30, 2004. However, as a result of subsequent high-than-anticipated attrition, our selling and marketing personnel declined to sixteen at June 30, 2005.

We principally attribute the significant increases in our selling and marketing expenses for the respective fiscal 2005 year to our deployment of radio advertising, our utilization of more costly temporary staffing services to prospectively screen potential new hires, and incremental lead acquisition costs. Based upon the favorable results from certain limited piloting of radio advertising in December 2004, we subsequently launched a radio advertising campaign in fourteen states targeting potential candidates for our debt resolution program. Based on the resulting inquiries received, we mailed out program enrollment applications to 12,458 potential clients. While this radio advertising campaign has been successful in significantly increasing the number of inquiries into our debt resolution program, we cannot estimate how many of these inquiries will ultimately result in new clients. To a significantly lesser extent, we incurred incremental rent and other facility related charges since our April 1, 2004 move and increased telephone and depreciation expenses. Partially offset by lower headcount resulting in lower gross wages and corresponding employee benefits.

General and Administrative Expenses:

Our general and administrative expenses consist of the costs incurred by us in the general administration of corporate matters. Our general and administrative expenses were $1,216,743 and $548,957 for the fiscal years ended June 30, 2005 and 2004, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our executive, managerial and administrative support staff, insurance premiums, professional service fees, maintenance, and allocated charges for rent, utilities, technology, basic telephone service, and depreciation and amortization. Our other costs are more variable in nature, principally being office supplies, repairs, transfer agent fees and allocated charges for long distance telephone service.

As a matter of background, immediately prior to the fire, we had six personnel directly engaged in general and administrative activities, up from three at June 30, 2003. So as to curtail our operating costs during the recovery period, we immediately terminated four general and administrative personnel after the fire, thereby reducing such personnel to two at September 30, 2003. Subsequently, we progressively replenished our general and administrative personnel, resulting in their numbers growing to seven at June 30, 2004. The level of our general and administrative personnel subsequently remained unchanged at seven through June 30, 2005.

We primarily attribute the increases in our general and administrative expenses for the respective fiscal 2005 period to the legal, accounting and other professional fees incurred in connection with our IPO registration statement for selling shareholders, from which we received no proceeds. To a significantly lesser extent, we incurred incremental rent and other facility related charges since our April 1, 2004 move and increased insurance premiums, transfer agent fees, and depreciation expenses.

Interest Income:

Our interest income was $15,171 and $22,836 for the fiscal years ended June 30, 2005 and 2004, respectively. Our interest income for the respective fiscal 2005 and 2004 fiscal years principally resulted from interest earned on loans advanced to Infinity Southwest, Inc. (“ISI”), a related company through common management control by Stephen G. Luke, our Chief Executive Officer, President and Chairman of the Board of Directors. During the fiscal year 2004, as well as prior thereto, we made periodic loans to ISI. The loans were unsecured, accrued interest at a stated five percent rate, and were repayable upon demand by us. Mr. Luke had provided us with a written personal guarantee of repayment which was secured by all of his personal assets. We and Mr. Luke agreed to discontinue the above loan program as of December 2003. As of February 2, 2005, ISI had repaid these loans, as well as all accrued interest thereon, in full. To a significantly lesser extent, we earned interest on excess funds maintained in a money market account during the respective fiscal years.

Interest Expense:

Our interest expense was $17,202 and $7,289 for the fiscal years ended June 30, 2005 and 2004, respectively. Our interest expense for the respective fiscal 2005 and 2004 fiscal years principally resulted from interest expense incurred by us on borrowings we obtained from Shalimar Offices, LLC (“Shalimar”), a related company through common management control by Mr. Luke, from which we also lease our current facility. During fiscal year 2004, Shalimar procured leasehold improvements and equipment from unrelated vendors on our behalf in exchange for three notes payable. The actual costs incurred by Shalimar were passed through to us and structured as installment notes payable. These notes were unsecured, accrued interest at a stated six percent rate, and required monthly payments of principal and interest aggregating $4,421 through May 1, 2009. During January 2005, we repaid these loans, as well as all accrued interest thereon, in full. To a significantly lesser extent, we also incurred during the fiscal 2005 year interest expense in connection with our financing of an insurance policy premium, our line of credit and notes payable to our officers.

Gain on Forgiveness of Accrued Interest:

During the fiscal year ended June 30, 2005, the holder of our then outstanding convertible notes elected to convert the $450,000 aggregate principal balance into 450,000 shares of our common stock forgiving accrued interest due of $4,945.

Benefit From Income Taxes:

As we had previously exhausted our federal net operating loss credits as of December 31, 2004, we were unable to realize any further federal income tax benefits in connection with our pre-tax loss for the six months ended June 30, 2005. Our results for the fiscal year ended June 30, 2005 reflect our utilization of then available federal net operating loss carrybacks. Although the state of Arizona does not permit the application of net operating loss carrybacks, it does allow for net operating loss carryforwards, which we estimate amounted to $1,700,000 at June 30, 2005 and which expire at various dates through 2010.

Net Losses:

Our net losses were $1,839,628 and $310,069 for the fiscal years ended June 30, 2005 and 2004, respectively. In summary, we principally attribute our continuing net losses to the business disruptions and costs that emanated from the September 23, 2003 fire, and, in particular, the loss of momentum in the acquisition of new clients.

Our Liquidity and Capital Resources

Overview

Prior to the September 23, 2003 fire, we were able to finance our operations and capital expenditure needs with cash generated from our operating activities. However, as a result of the adverse financial effects emanating from the business disruptions experienced by us as a result of the fire, we have subsequently needed to seek external financing.

We initially procured $450,000 in operating capital through our issuance of convertible notes during our fiscal year ended June 30, 2004, which notes were subsequently converted into 450,000 shares of our common stock. Additionally, during our fiscal year ended June 30, 2004, we were able to procure certain needed leasehold improvements and equipment through Shalimar’s purchase of such on our behalf, in exchange for which we issued Shalimar $228,670 in notes payable. Subsequently, during the fiscal year ended June 30, 2005, we procured an additional $950,000 in operating capital through our issuance of 975,000 shares of our common stock at a price of $0.97 per share. In connection with the preceding issuances of convertible notes and common shares, we incurred a ten percent finder’s fee obligation to an unrelated individual which we settled through our issuance of 140,000 shares of our common stock during the fiscal year ended June 30, 2005.

From February 18, 2005 through June 9, 2005, we obtained $240,000 in debt financing from an unrelated entity. These notes and all accrued interest were converted to 315,000 shares of our common stock under our prepayment agreement dated June 13, 2005.

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

On April 25, 2005, we procured a $200,000 revolving line of credit facility with a major commercial bank. The facility expires on April 24, 2006 and all borrowings under the facility will accrue interest at the bank’s prime rate. We are required to maintain a collateralizing $200,000 certificate of deposit with the bank that will earn interest at a stated rate of 3.2% per annum. As of June 30, 2005, we had borrowed $200,000.

On July 18, 2005 we completed a stock purchase agreement in which we sold 1,250,000 shares of our common stock to an unrelated entity for $675,000 net a finder’s fee of $75,000 paid to an unrelated individual in accordance with our amended finder’s fee agreement dated July 31, 2005.

At June 30, 2005, we had negative working capital of $272,730, inclusive of the current portion of outstanding notes payable of $229,406. At June 30, 2005, our only non-current debt obligation aggregated $250,000 representing an amount due to Stephen G. Luke, our Chief Executive Officer.

Off Balance sheet Arrangements

At June 30, 2005, our facility operating lease with Shalimar constituted our sole off-balance sheet obligation, which is required to be excluded from our balance sheet by accounting principles generally accepted in the United States. This lease, which we entered into on April 1, 2004, is non-cancelable, has a five-year term, and currently requires us to make monthly rent payments of $5,928, which payments will increase annually by five percent. Our related minimum lease payment obligations at June 30, 2005 were as follows: by fiscal years ending June 30: 2006 - $71,140; 2007 - $74,777; 2008 - $78,576; 2009 - $61,154; Thereafter - none. This lease additionally requires us to pay for certain related ancillary costs, principally parking, common area maintenance and property taxes. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $8,000 per fiscal year.

Cash Flows

Operating Activities

Net cash used in operating activities was $1,754,975 and $247,938 for the fiscal years ended June 30, 2005 and 2004, respectively. Our operating activities during the fiscal year ended June 30, 2005 utilized net cash largely due to the incremental cash outlays made by us to settle certain previously accrued for income tax obligations associated with our pre-tax earnings for the fiscal year ended June 30, 2003 and to reduce the overall levels in our accrued rent and unearned income. Additionally, although our net loss was diminished by the accrued benefits of such, we had not yet realized in cash as of June 30, 2005 the income taxes refundable to us as a result of our pre-tax loss. Partially offsetting the preceding adverse cash flow effects principally were the positive cash flow effects of adding back accrued liabilities for marketing and administrative costs, increased non-cash depreciation and amortization, the receipt of accrued interest income from ISI, consulting expenses, employee compensation and the increase in prepaid benefits for the fiscal year ended June 30, 2005.

Investing Activities

Net cash provided by investing activities was $240,082 for the fiscal year ended June 20, 2005 and the net cash used in investing activities was $121,035 for the fiscal year ended June 30, 2004. Our investing activities provided us with a net cash inflow during the fiscal year ended June 30, 2005 principally due to our receipt of loan repayments by ISI. Partially offsetting the preceding were our cash outlays for a collateral certificate of deposit that matures on April 24, 2006, for our line of credit with a major bank and purchases of equipment. Our investing activities provided us with net cash out flow during the fiscal year ended June 30, 2004 principally due to cash outlays for purchases of equipment and loans to ISI.

Financing Activities

Net cash provided by financing activities was $1,441,936 and $450,000 for the fiscal years ended June 30, 2005 and 2004, respectively. Our financing activities provided us with a net cash inflow during the fiscal year ended June 30, 2005 as a result of our receipt of proceeds from issuances of common shares, debt and advances on our line of credit, offset in part by principal repayments of our notes to Shalimar. In the comparable fiscal year ended June 30, 2004, we received proceeds from our issuance of convertible notes to an unrelated entity.

Planned Capital Expenditures

We currently have the following planned capital expenditures for the next twelve months ending June 30, 2006, which we currently anticipate funding with available working capital or vendor financing:

Computer hardware and software	$19,000
Telephone equipment	4,000
Furniture	24,000
Leasehold improvements	6,000

Total planned capital expenditures	$53,000

Other Matters

Seasonal and Inflationary Influences

To date, we have not been materially impacted by seasonal or inflationary influences.

Recently Issued Accounting Standards With Pending Adoptions

There are no recently issued applicable accounting standards with pending adoption dates that we anticipate will have material impacts upon our financial statements.

Item 7. Financial Statements.

For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 8A. Controls and Procedures.

          Our Chief Executive Officer and our Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which have been designed to permit us to effectively identify and timely disclose important information. They concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          During the quarter ended June 30, 2005, we have made no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Stephen G. Luke	37	Chairman of the Board, Chief Executive Officer, President

Darren R. Dierich	37	Chief Financial Officer, Corporate Secretary, Principal Accounting Officer, Director

Ernest G. Alldredge	69	Director

Michael A. Jenkins	69	Director

Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Stephen G. Luke has served as Chief Executive Officer, President, and Chairman of the Board since March 2004. From 1998 to 2002, Steve served as Chief Operating Officer of Electronic Marketing Services, Inc.—a privately held service bureau that served companies such as Primestar, Protection One, Prepaid Legal, Credit Advisory, and other well-recognized consumer programs. Steve founded LGSC Marketing Company in 1994 and acted as President until 1998. LGSC was a privately held marketing firm that specialized in consumer financial services. Steve attended Western Kentucky University and Arizona State University.

Darren R. Dierich has served as our Chief Financial Officer and Corporate Secretary since March 2004. From December 2003 until our acquisition of National Interest Solutions in March 2004, Mr. Dierich served as Chief Financial Officer and Corporate Secretary of National Interest Solutions. Previously, from July 2002 to November 2003, Mr. Dierich served as Corporate Controller for Dave Bang Associates, a privately-held playground equipment manufacturer and distributor. From August 2001 to June 2002, Mr. Dierich served as a Senior Analyst with Pinnacle West Capital Corporation, a publicly-held company that produces and markets electrical power. From 1995 to July 2001, Mr. Dierich served as Corporate Controller/Director for Media Passage Inc., a privately-held media buying firm. Mr. Dierich is a certified public accountant licensed in the State of Washington and earned a B.A. degree in Accounting from Western Washington University.

Ernest G. Alldredge has served as a Director for NWFS since April 2004. Since 1993, Mr. Alldredge has been a self-employed business consultant advising companies in matters of operational efficiency. From 1987 to 1993, Mr. Alldredge served as Group President, and eventually as President, Chief Operating Officer, and a member of the Board of Directors, of GEO International, a publicly-held oil field services company. Prior thereto, in 1972 until its acquisition by Peabody International, which was later publicly spun-off as GEO International, Mr. Alldredge served as President of Magnaflux Testing Laboratories, a privately-held, non-destructive testing company for the energy and aerospace industries. Mr. Alldredge earned a B.S. degree in Mechanical Engineering from the University of Texas.

Michael A. Jenkins has served as a Director for NWFS since April 2004. Mr. Jenkins has served as President and Chief Executive Officer of Leisure and Recreation Concepts, Incorporated, a privately-held company that designs, builds, evaluates and operates theme parks and similar attractions worldwide for the entertainment and tourism industries, since his founding of the company in 1969. Since 1982, Mr. Jenkins has also served as President and Managing Director of The Dallas Music Theater, a non-profit company that produces and tours musical performances.

Our Board of Directors does not currently have a audit committee or nominating committee. We do not have an “audit committee financial expert.” We believe that retaining an audit committee financial expert at this time is too prohibitive given our current financial condition and lack of operating revenues.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Not applicable because we do not currently have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a written code of business ethics that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions. We did not waive any provisions of the code of business ethics during the year ended June 30, 2005. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.nationwideworks.com.

Item 10.	Executive Compensation

The following table shows all the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our Chief Executive Officer for such period in all capacities in which such officer served. No other executive officer received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year 6/30	Salary($)	Bonus($)	Other Annual Compensa- Tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion

Stephen G. Luke CEO	2005	$164,154	—	—	—	—	—	—
	2004	$100,719	—	—	—	—	—	—
	2003	$97,454	—	—	—	—	—	—

Directors generally do not receive any compensation for serving as such or for attending meetings of the Board.  They are reimbursed their accountable expenses for attending meetings.

We do not have any employment agreements with any of our executive officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                  The following table sets forth information as of September 17, 2005, with respect to

•	any person known by us to own beneficially more than 5% of our common stock;

•	common stock beneficially owned by each of our officers and directors; and

•	the amount of common stock beneficially owned by our officers and directors as a group.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding (1)

Stephen G. Luke 3231 S. Country Club Way Suite 102 Tempe, AZ 85282	5,952,245	48%

All directors and Executive officers as a group (1 person)	5,952,245	48%

Larry & Linda Eiteljorg 19247 W. 88TH Way Scottsdale, AZ 85255	1,230,000	10%

William Luke 14312 E. Thoroughbred Tr Scottsdale, AZ 85259	950,000	8%

Item 12.	Certain Relationships and Related Transactions.

On April 13, 2005, we received a loan from Stephen Luke, our Chief Executive Officer, President and Chairman of the Board of Directors, in the amount of $250,000. The note is unsecured, accrues interest at a fixed rate of 18.00% per annum, initially requires monthly interest only payments of $3,750 through March 31, 2008, and subsequently requires monthly payments of interest and principal aggregating $6,442 through April 30, 2013.

On April 13, 2005, we received a loan from Darren Dierich, our Chief Financial Officer, in the amount of $35,000. The note is unsecured, accrues interest at a fixed rate of 10.00% per annum, and requires monthly payments of interest and principal aggregating $3,066 through March 31, 2006.

In April, 2004 we leased 4,700 square feet of facilities in Tempe, Arizona for our executive offices on a 5 year lease at $7,693 per month plus taxes, common area charges and parking expenses from Shalimar Offices, LLC, a limited liability company. Stephen G. Luke, our chief executive officer, director and controlling stockholder is the manager of Shalimar and owns all of its outstanding interests. We believe the terms of the lease are fair, reasonable and consistent with rentals charged by unaffiliated third parties the same market area. On July 1, 2005 we modified the original lease to reflect the reduced amount of space currently occupied approximating 3,598 square feet at a monthly cost of $5,982.

We have also been provided leasehold improvement and equipment financing aggregating $228,670 from Shalimar. The debt is evidenced by promissory notes bearing interest at 6% per annum, due in 2009. The balance has been paid in full.

Infinity Southwest, Inc., a company controlled by Mr. Luke, was indebted to us in the amount of $489,919. The amount was unsecured, carried a stated interest rate of 5% per annum and was due on demand. The balance has been paid in full.

Item 13.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees And Services.

Farber & Hass, LLP Certified Public Accountants, is the independent registered public accounting firm that audited our financial statements for the fiscal years ended June 30, 2005 and 2004. Farber and Hass, LLP has performed the following services and billed the following fees for these fiscal years.

Audit Fees

Farber and Hass, LLP billed $66,415 and $22,042 for its audit of our financial statements for the fiscal years ended June 30, 2005 and 2004 and its review of the financial statements included in our filing of our quarterly report on form 10-QSB during the 2005 fiscal year. Farber & Hass, LLP billed $9,408 for fees related to professional services in connection with our SB-2 registration statement during the fiscal year ended June 30, 2005.

Audit-Related Fees

Farber & Hass, LLP was not paid any additional fees for the fiscal years ended June 30, 2005 and 2004 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Farber & Hass, LLP did not bill for any tax compliance work.

All Other Fees

We did not incur any other fees from Farber & Hass, LLP during fiscal 2005 or fiscal 2004, respectively. All of the services described above for fiscal year 2005 and 2004 were approved by the Board of Directors pursuant to their respective policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

	By:	/s/ Stephen G. Luke

Stephen G. Luke, Chairman of the Board,
Chief Executive Officer, President

Dated: October 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Stephen G. Luke	Chief Executive Officer, President and Director	October 10, 2005

Stephen G. Luke

/s/ Darren R. Dierich	Chief Financial Officer, Secretary, Principal Accounting Officer and Director	October 10, 2005

Darren R. Dierich

/s/ Ernest G. Alldredge	Director	October 10, 2005

Ernest G. Alldredge

/s/ Michael A. Jenkins	Director	October 10, 2005

Michael A. Jenkins

15

SUPPLEMENTAL INFORMATION

          Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nationwide Financial Solutions, Inc.

We have audited the accompanying balance sheet of Nationwide Financial Solutions, Inc. (the “Company”) as of June 30, 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the fiscal years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Solutions, Inc. at June 30, 2005, and the results of its operations and its cash flows for the fiscal years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a significant net loss in fiscal 2005, and, as a result, had working capital and stockholders’ deficits at June 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Farber & Hass LLP
Camarillo, California
August 12, 2005

NATIONWIDE FINANCIAL SOLUTIONS, INC.
BALANCE SHEET

June 30,
2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,568
Restricted cash	200,000
Interest receivable	1,227
Prepaid expenses	14,076

Income tax refund receivable	61,889

Total current assets	290,760

DEPOSITS	9,351
PROPERTY AND EQUIPMENT, net	267,358

TOTAL ASSETS	$567,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$63,215
Accrued liabilities	257,454
Line of credit	200,000
Unearned income	13,415
Note payable-officer	29,406

Total current liabilities	563,490

NOTES PAYABLE – Officer	250,000

TOTAL LIABILITIES	813,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.0001 par value; 60,000,000 shares authorized; 11,158,428 and 1,000,028 shares issued and outstanding respectively	1,116
Additional paid-in capital	1,666,772
Accumulated deficit	(1,913,909)

Total stockholders’ deficit	(246,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$567,469

The accompanying notes are an integral part of the financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
STATEMENTS OF OPERATIONS

	Fiscal Years Ended June 30,

	2005	2004

REVENUES	$357,546	$705,179

COST OF REVENUES	249,726	158,062

GROSS PROFIT	107,820	547,117

OPERATING EXPENSES:
Sales and marketing	795,508	426,890
General and administrative	1,216,743	548,957

Total operating expenses	2,012,251	975,847

OPERATING LOSS	(1,904,431)	(428,730)

NON-OPERATING INCOME (EXPENSE):
Interest income	15,171	22,836
Interest expense	(17,202)	(7,289)
Gain on forgiveness of accrued interest	4,945	—

Non-operating (expense) income, net	2,914	15,547

LOSS BEFORE BENEFIT FROM INCOME TAXES	(1,901,517)	(413,183)

BENEFIT FROM INCOME TAXES:
Current	(61,889)	(103,114)
Deferred	—	—

Benefit from income taxes	(61,889)	(103,114)

NET LOSS	$(1,839,628)	$(310,069)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.18)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	10,131,520	1,000,028

The accompanying notes are an integral part of the financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIT

	Common Stock

	Shares	Amount	Additional Paid- In Capital	Accumulated Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2003	1,000,028	$100	$—	$235,788	$235,888

Net loss				(310,069)	$(310,069)

Balance, June 30, 2004	1,000,028	$100	$—	$(74,281)	$(74,181)

Issuance of common stock for recapitalization	8,253,400	825	(825)		$—

Issuance of common stock for cash, net of $140,000 finder’s fee settled with common stock	1,115,000	112	949,888		$950,000
Issuance of common stock to ex-employee as severance	10,000	1	9,999		$10,000

Issuance of common stock upon conversion of notes payable	450,000	45	449,955		$450,000

Issuance of common stock to settle debt	315,000	32	242,756		$242,788

Issuance of common stock for services	15,000	1	14,999		$15,000

Net loss				(1,839,628)	$(1,839,628)

Balance, June 30, 2005	11,158,428	$1,116	$1,666,772	$(1,913,909)	$(246,021)

The accompanying notes are an integral part of the financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,839,628)	$(310,069)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	73,662	14,725
Gain on forgiveness of accrued interest	(4,945)	—
Common stock issued for employee compensation	10,000	—
Common stock issued for services	15,000	—
Changes in operating assets and liabilities:
Prepaid expenses	11,952	(26,028)
Accrued interest receivable-related party	26,180	(26,180)
Income tax refund receivable	(61,889)	—
Accounts payable	4,030	58,111
Income taxes payable	(90,455)	(105,910)
Accrued liabilities	136,030	113,742
Accrued rent – related party	(14,156)	14,516
Unearned income	(20,756)	12,046
Deposits	—	(9,351)
Deferred income taxes	—	16,460

Net cash used in operating activities	(1,754,975)	(247,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,657)	(103,417)
Increase in restricted cash	(200,000)
(Loans) payments to ISI (related party)	463,739	(17,618)

Net cash provided by (used in) investing activities	240,082	(121,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(263,695)	—
Proceeds from line of credit	200,000
Proceeds from issuance of debt	555,631	—
Proceeds from issuance of common stock	950,000	—
Proceeds from issuances of convertible notes	—	450,000

Net cash provided by financing activities	1,441,936	450,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,957)	81,027

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,525	5,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,568	$86,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21,800	$335

Cash paid for income taxes	$81,666	$8,848

SUMMARY OF NON-CASH INVESTING ACTIVITIES:
Acquisition of leasehold improvements and equipment from related party in exchange for notes payable	$—	$228,670

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for finder’s fee	$140,000	$—

Issuance of common stock to settle debt	$240,000	$—

Issuance of common stock upon conversion of notes payable	$450,000	$—

The accompanying notes are an integral part of the financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

1. ORGANIZATIONAL HISTORY AND NATURE OF BUSINESS

In March 2004, NB Acquisitions, Inc. (“NBA”), a privately-held, non-operating shell company with no assets or liabilities, previously organized and incorporated on September 21, 2001 under the laws of the State of Nevada, entered into a share exchange agreement (the “Agreement”) with National Interest Solutions, Inc (“NIS”), a privately-held operating company previously organized and incorporated on October 24, 2001 under the laws of the State of Arizona. For legal purposes, the Agreement constituted an acquisition by NBA of NIS as NBA acquired all of the then outstanding shares of NIS’s common stock. Shortly thereafter, in April 2004, NBA changed its legal name to Nationwide Financial Solutions, Inc. (“NWFS”).

For accounting purposes, the preceding Agreement did not constitute a business combination given that NBA was merely a shell company with no economic substance. Instead, the Agreement constituted a recapitalization of NIS whereby NIS would grant NBA a minority ownership interest in exchange for it gaining access to NBA’s assembled shareholder base, thereby potentially facilitating any prospective capital raising efforts. Accordingly, the accompanying financial statements solely reflect the historical operations and related financial results of NIS. The June 30, 2003 beginning balances within the accompanying statements of changes in stockholders’ equity (deficit) are a composite of the then legal capital structure of NBA, being the legal successor, and the then accumulated deficit of NIS, being the accounting successor. Such statements subsequently reflect the July 28, 2004 issuance by NBA of 8,253,400 shares of its common stock to the former shareholders of NIS as per the Agreement. Immediately thereafter, the former shareholders of NIS and NBA owned 89.2% and 10.8%, respectively, of the then issued and outstanding common shares of the legally merged entity (hereinafter, the “Company”).

The Company is, as was NIS, a debt resolution company retained by individuals with significant unsecured debt that may be experiencing financial difficulties. Through its fee-based debt resolution program, the Company attempts to assist its clients in eliminating part or all of their unsecured debt. All of the Company’s business operations are conducted, from a single leased facility in Tempe, Arizona. The Company remains, as was NBA, a Nevada corporation.

2. SUBSTANTIAL DOUBT AS TO COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred a substantial operating and net loss, as well as negative operating cash flow, during its fiscal years ended June 30, 2005 and 2004, and had negative working capital and stockholders’ deficits at June 30, 2005. In recognition of the preceding, the Company’s independent certified public accountants have included an explanatory paragraph in their audit report on the accompanying financial statements for the Company’s fiscal year ended June 30, 2005 that expresses substantial doubt as to the Company’s ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. The Company’s financial statements do not include any adjustments that might result from the outcome of our financial uncertainty. See Note 13 for management’s plans.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements solely reflect the accounts, balances and activity of the Company as it has not had, and continues not to have, any legal subsidiaries.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

Fiscal Year-End

The Company’s fiscal year-end is June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

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

Reclassifications

Historically, the Company had classified lead acquisition costs as costs of revenues. During the fiscal year ended June 30, 2005, the Company determined that these lead acquisition costs, which are solely incurred in connection with new client prospecting, would be more appropriately classified as selling and marketing costs. The financial statements for all prior fiscal years have been conformed for comparability.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with maturity dates of three months or less at their respective dates of purchase. The Company maintains its cash and cash equivalents with high quality financial institutions thereby minimizing any associated credit risks. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

Restricted Cash

The Company holds a certificate of deposit that has a maturity date of April 24, 2006, that collateralizes its line of credit. At June 30, 2005, $200,000 of cash is restricted for that purpose.

Property and Equipment, net

Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. The provision for related depreciation has been computed using the straight-line method over the following estimated useful lives: telephone equipment—three to seven years; computer hardware and software—three years; and office furniture and equipment—five to seven years. The provision for related amortization is computed using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements, being five years, or the contractual life of the underlying operating lease.

The net book value of property and equipment sold or retired is removed from the asset and related depreciation and amortization accounts with any resulting net gain or loss included in the determination of net loss.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 (“SFAS 109”). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Impairment of Long-Lived Assets

Management, periodically, and at least annually, evaluates each of the Company’s long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value of the asset is reduced to an amount equal to the estimated future cash flows on an appropriately discounted basis. During the fiscal years ended June 30, 2005 and 2004 no impairments were realized.

Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes. The carrying values reported for cash equivalents, certificates of deposits, accounts payable, income taxes payable, accrued expenses, notes payable (current portions), and convertible notes payable materially approximated their respective fair values at each applicable balance sheet date due to the immediate or short-term maturity of these financial instruments. The carrying value reported for notes payable (non-current portion) materially approximated its fair value at each applicable balance sheet date as the stated rate of interest reflected a then prevailing market rate of interest.

Revenue Recognition

The Company’s clients consist of individuals with significant unsecured debt that may be experiencing financial difficulties, thereby making the collection of any receivable highly doubtful. The Company initially assesses each new client a non-refundable set-up fee for file creation, debt analysis, budget formulation, and initial creditor contacts. This set-up fee, which is based on a percentage of the client’s total unsecured debt accepted into the Company’s debt resolution program, is fully earned by the Company upon its completion of the above services and is typically paid by the client in equal monthly installments over a subsequent six-month period. Upon completion of the above set-up services, the Company has no further obligations to the client.

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

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

The Company conservatively recognizes each set-up and settlement fee earned on a cash basis upon receipt. Any payment received by the Company in advance of its complete performance of a related client service is reflected in the balance sheet as unearned income.

Advertising Costs

The Company expenses all advertising costs as incurred. Sales and marketing expenses include advertising costs incurred by the Company of $236,048 and $30,788 for the fiscal years ended June 30, 2005 and 2004, respectively.

Net Loss Per Common Share

Net loss per common share—basic and diluted has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective fiscal year. For the fiscal years ended June 30, 2005 and 2004, the potentially dilutive effects of the Company’s then outstanding convertible notes and stock purchase warrants were excluded from the computation of net loss per common share—diluted for each applicable reported fiscal year as the effect of their inclusion would have been anti-dilutive.

Stock-based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APD Opinion 25, “Account for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after December 15, 2005, and will require the Company to recognize compensation costs based on the grant date fair value of the equity instruments it awards.

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

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

New Authoritative Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. SFAS No. 123(R) requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123(R) are effective as of the first annual or interim reporting period beginning after December 15, 2005. The Company believes that this statement may have a significant impact on future results of operations.

4. RELATED-PARTY TRANSACTIONS

The Company is related to Infinity Southwest, Inc. (“ISI”) through common management control by Stephen G. Luke, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors. During the fiscal year ended June 30, 2004 and prior thereto, the Company made periodic loans to ISI aggregating $463,739. These loans were unsecured, accrued interest at a stated five percent rate, and were repayable upon demand by the Company. Mr. Luke provided the Company with a written personal guarantee of repayment which was secured by all of his personal assets. As of February 2, 2005, ISI had repaid these loans in full. The Company and Mr. Luke had previously agreed to discontinue the above loan program as of December 2003. The Company rents a copier from ISI, on a month to month basis, that requires a rental payment of $264.

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

June 30, 2005

Telephone equipment	$87,520
Computer hardware and software	66,381
Office furniture and equipment	29,408
Leasehold improvements	172,435

Total property and equipment	355,742
Less: Accumulated depreciation and amortization	(88,387)

Property and equipment, net	$267,358

Depreciation expense for the fiscal years ended June 30, 2005 and 2004 were $73,662 and $14,725, respectively.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

6. NOTES PAYABLE – Related Party

On April 13, 2005, the Company received a loan from Stephen Luke, its Chief Executive Officer, President and Chairman of the Board of Directors, in the amount of $250,000. The note is unsecured, accrues interest at a fixed rate of 18.00% per annum, initially requires monthly interest only payments of $3,750 through April 13, 2008, and subsequently requires monthly payments of interest and principal aggregating $6,348 through April 13, 2013.

On April 13, 2005, the Company received a loan from Darren Dierich, its Chief Financial Officer, in the amount of $35,000. The note is unsecured, accrues interest at a fixed rate of 10.00% per annum, and requires monthly payments of interest and principal aggregating $3,066 through March 31, 2006.

Future maturities of long-term debt at June 30, 2005 are as follows:

2006	$—
2007	—
2008	5,236
2009	34,910
2010	41,739
There after	168,115

Total	$250,000

7. NOTES PAYABLE – Line of Credit

On April 25, 2005, the Company procured a $200,000 revolving line of credit facility with a major commercial bank. The facility expires on April 24, 2006 and all borrowings under the facility will accrue interest at the bank’s prime rate, which was 6% at June 30, 2005. The Company is required to maintain a collateralizing $200,000 certificate of deposit with the bank that will earn interest at a fixed rate of 3.2% per annum. At June 30, 2005, the Company had borrowed $200,000.

8. CONVERTIBLE NOTES PAYABLE

During the twelve months ended June 30, 2005, the holder of Series A convertible notes, by an unrelated party, elected to convert the $450,000 aggregate principal balance of the above notes into 450,000 shares of the Company’s common stock. In connection with such conversion, the unrelated party waived its right to $4,945 in accrued interest, thereby resulting in the Company’s corresponding recognition of a non-operating gain.

9. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has ten million shares of $.0001 par value preferred stock authorized for issuance. To date, the Company had neither issued nor assigned any rights to these preferred shares.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

Common Stock

During the year ended June 30, 2005, the Company issued 1,115,000 shares of its common stock to an unrelated party at a weighted average price of $0.85 per share, thereby resulting in its receipt of $950,000 in aggregate cash proceeds. The Company additionally issued 10,000 shares of its common stock to an ex-employee as $10,000 in severance and 315,000 shares of its common stock to satisfy three notes payable to an unrelated party of $242,788 inclusive of all interest due as of the date of conversion.

Finder’s Fee

On January 27, 2004 the Company retained on an ongoing basis, an unrelated individual to identify potential sources of debt and/or equity financing. As of June 30, 2005, this individual was the source of $450,000 in convertible debt financing (see Note 6—Convertible Notes Payable) and $950,000 in equity financing. During the year ended June 30, 2005, upon becoming the source of an aggregate of one million dollars in financings, the Company became obligated to retroactively compensate this individual with a ten percent finder’s fee. As of June 30, 2005, the Company had issued this individual 140,000 shares of its common stock in full settlement of $140,000 in finder’s fees earned.

Consulting Agreement

On June 14, 2005, the Company entered into a consulting agreement with an unrelated individual to identify investment banking sources, for a term of twelve months. Under the term of the agreement, the Company settled with stock, a onetime fee of $15,000 for services performed. This agreement terminates on June 14, 2006.

Common Stock Purchase Warrants

As of June 30, 2005, the Company had two classes of common stock purchase warrants outstanding to unrelated parties entitling them to purchase of 143,466 aggregate shares of its common stock as follows:

Class	Underlying Common Shares	Exercise Price Per Share	Expiration Date

E	72,733	$6.00	December 31, 2007
F	72,733	$6.00	December 31, 2007

All of the above warrants were granted by NBA in September 2001 in connection with the Final Decree of Bankruptcy of its former parent company, New Bridge Incorporated (see Note 1—Organizational History and Nature of Business). No fair value was assigned by NBA to these warrants as their respective exercise prices significantly exceeded NBA’s market value per common share at the grant date.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

2004 Stock Option Plan

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

10. INCOME TAXES

The Company’s actual income tax benefit for each reported fiscal year end differs from the amount computed by merely applying the then Federal statutory rate to loss before benefit from income taxes as a result of those items set forth in the following reconciliations:

	Fiscal Years Ended June 30,

	2005	2004

Net operating loss utilization	(61,889)	(140,182)
Adjustment of deferred tax asset	—	37,368
Benefit from provision for income taxes	$(61,889)	$(103,114)

The Company has a net operating loss carryforward totaling approximately $1,700,000 for Federal income tax purposes available to offset future taxable income through 2025. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $590,000 due to the net loss incurred during the fiscal year ended June 30, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and planning strategies in making this assessment.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

11. COMMITMENTS

Operating Lease

On April 1, 2004, the Company began leasing its premises from Shalimar, a related party and entity under common control by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors.  The lease is non-cancelable, has a five-year term, and currently requires the Company to make monthly rent payments of $5,982 which payments will increase annually by five percent.

Future minimum lease payments required under the above operating lease, excluding certain related ancillary costs described below, are as follows:

Fiscal year ending June 30, 2006	71,140
Fiscal year ending June 30, 2007	74,777
Fiscal year ending June 30, 2008	78,576
Fiscal year ending June 30, 2009	61,154
Thereafter	—

Total	$285,648

The above operating lease additionally requires the Company to pay for certain related ancillary costs, principally parking, common area maintenance and property taxes. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $8,000 per fiscal year.

Prior to April 1, 2004, the Company leased its premises on a month-to-month basis from an unrelated party. These premises were destroyed in a fire of indeterminable causes on September 23, 2003 at which time all of the Company’s related obligations ceased. From October 1, 2003 through April 1, 2004 the Company rented temporary office space on a month to month basis.

The Company incurred total rent expense of $92,058 and $38,218 for the fiscal years ended June 30, 2005 and 2004, respectively.

Litigation

The Company is a defendant in a lawsuit filed by Telavergence, Inc. a telephone system distributor for alleged failure to pay in full for services rendered. The suit asks for the final payment and lawsuit cost coverage. The suit is pending in The Superior Court of the State of Arizona in and for the County of Maricopa and was initiated on February 11, 2005. The Company has accrued the final amount due in the period in which the system was installed and continues to withhold payment until Telavergence, Inc. corrects or replaces the system.  The Company believes the suit is without merit and intends to vigorously defend it.

The Company is a plaintiff in a countersuit filed against Telavergence, Inc for a breach of contract. The Suit claims defendant was in breach by (1) providing an incorrect configuration of the system for use by the Company; (2) providing faulty equipment for the system purchased by the Company; (3) failing to provide and install an operational telephone system. The suit asks for unspecified damages and is pending in The Superior Court of the State of Arizona in and for the County of Maricopa and was initiated on July 22, 2005.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

12. EMPLOYEES’ 401(K) PLAN

The Company maintains a 401(k) retirement plan for its employees. Any matching of employee contributions is solely at the discretion of management. The Company incurred total contribution expense of $17,997 and $855 for the fiscal years ended June 30, 2005 and 2004, respectively.

13. SUBSEQUENT EVENTS AND MANAGEMENT’S PLANS (unaudited)

On July 1, 2005 the Company retained an investment banking firm. Under the agreement, the Company issued 37,500 shares of its common stock as a retainer and is committed to pay $75,000 upon the investment banking firm securing funding of $1,000,000.

On July 18, 2005, the Company entered into a stock purchase agreement and registration rights agreement with an unrelated party, issuing 1,250,000 shares of the Company’s common stock for $675,000 in cash net of $75,000 paid to an unrelated individual as a finder fee. The registration agreement calls for the Company to register the issued shares with the next registration statement filed with the Securities Exchange Commission.

Management believes that the above additional equity capital and forecasted cash flows from operating activities will be sufficient to sustain the Company’s operations, and thus remain a going concern, through at least its fiscal year ending June 30, 2006.

On October 3, 2005 the shareholders of the Company approved the Nationwide Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan that permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, and stock appreciation rights. The plan expires on October 3, 2015.