Form 10QSB
period 2005-09-30
Nationwide Financial Solutions, Inc.
filed 2005-11-14
CIK 1307431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-120428

NATIONWIDE FINANCIAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1080880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3231 S. Country Club Way Suite 102 Tempe, AZ 85282

(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (480)-820-9766

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 12,845,928 shares of the Issuer’s common stock, $.0001 par value outstanding as of November 14, 2005.

Transitional Small Business Disclosure Format (Check One)	Yes ☐ No ☒

NATIONWIDE FINANCIAL SOLUTIONS, INC.

FORM 10-QSB

Quarter Ended September 30, 2005

Table of Contents

Page
Number

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Balance Sheet, September 30, 2005 (unaudited)	3

Condensed Statements of Operations (unaudited)
For the Three Months Ended September 30, 2005 and 2004	4

Condensed Statements of Cash Flows (unaudited)
For the Three Months Ended September 30, 2005 and 2004	5

Notes to Condensed Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3 – Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 2 – Changes in Securities and Use of Proceeds	23

Item 3 – Default upon Senior Securities	23

Item 4 – Submission of Matters to a Vote of Security Holders	24

Item 5 – Other Information	24

Item 6 – Exhibits	25

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONWIDE FINANCIAL SOLUTIONS, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,816
Restricted cash	200,000
Interest receivable	2,841
Prepaid expenses	124,820
Income tax refund receivable	61,889
Total current assets	442,366

DEPOSITS	9,351
PROPERTY AND EQUIPMENT, net	249,164
TOTAL ASSETS	$700,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$110,560
Credit Line	199,757
Accrued liabilities	119,368
Unearned income	13,298
Notes payable	28,365
Notes payable - Officer	20,839
Total current liabilities	492,187

NOTES PAYABLE - Officer	250,000
TOTAL LIABILITIES	742,187

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, none issued or outstanding	—
Common stock, $.0001 par value; 60,000,000 shares
authorized; 12,495,928 issued and outstanding	1,250
Additional paid-in capital	2,415,889
Accumulated deficit	(2,458,445)
Total stockholders’ deficit	(41,306)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$700,881

The accompanying notes are an integral part of these financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
REVENUES	$111,329	$69,725

COST OF REVENUES	50,725	70,320

GROSS PROFIT (LOSS)	60,604	(595)

OPERATING EXPENSES:
Sales and marketing	210,667	73,000
General and administrative	382,407	221,016
Total operating expenses	593,074	294,016

OPERATING (LOSS)	(532,470)	(294,611)

NON-OPERATING INCOME (EXPENSE):
Interest income	2,566	6,552
Interest expense	(14,631)	(13,136)
Non-operating (expense) income, net	(12,065)	(6,584)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(544,535)	(301,195)

(BENEFIT FROM) INCOME TAXES:
Current	—	(61,889)
(Benefit from) income taxes	—	(61,889)

NET LOSS	$(544,535)	$(239,306)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.05)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	10,574,050	8,211,782

The accompanying notes are an integral part of these financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(544,535)	$(239,306)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	18,754	18,054
Issuance of common shares for employee compensation	—	5,000
Issuance of common shares for services	74,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(110,743)	(59,470)
Accrued interest receivable- ISI (related party)	—	(3,167)
Interest receivable	(1,613)	—
Income tax refund receivable	—	(61,889)
Accounts payable	47,345	(34,072)
Income taxes payable	—	(4,207)
Accrued liabilities	(138,087)	(49,722)
Accrued rent - Shalimar (related party)	—	(14,516)
Unearned income	(117)	7,642
Net cash used in operating activities	(654,746)	(435,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(560)	(15,284)
Net cash used in investing activities	(560)	(15,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on current debt	(11,842)	—
Proceeds from issuance of debt	31,397	27,650
Proceeds from issuance of common stock	675,000	700,000
Net cash provided by financing activities	694,555	727,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,248	276,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,568	86,525
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,816	$363,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$14,631	$21,800
Cash paid for taxes	$—	$81,666

SUMMARY OF NON-CASH INVESTING ACTIVITIES:
Acquisition of leasehold improvements and equipment from	$—	228,670

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Issuance of common shares for finder’s fee	$103,000	$40,000
Issuance of common shares for notes conversion	$—	$450,000

The accompanying notes are an integral part of these financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

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

The Company is, as was NIS, a debt resolution company retained by individuals with significant unsecured debt that may be experiencing financial difficulties. Through its fee-based debt resolution program, the Company attempts to assist its clients in eliminating part or all of their unsecured debt. All of the Company’s business operations are conducted from a single leased facility, from a related party, in Tempe, Arizona. The Company remains, as was NBA, a Nevada corporation.

2.	SUBSTANTIAL DOUBT AS TO THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred substantial operating and net losses, as well as negative operating cash flow, during its fiscal year ended June 30, 2005. The Company additionally had working capital and stockholders' deficits at June 30, 2005. In recognition of the preceding, the Company’s independent certified public accountants included an explanatory paragraph in their audit report on the Company’s financial statements for the fiscal year ended June 30, 2005 that expresses substantial doubt as to the Company’s ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent twelve month period.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

2.	SUBSTANTIAL DOUBT AS TO THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN (continued)

During the three month period ended September 30, 2005, the Company continued to incur substantial operating and net losses, as well as negative operating cash flows. The Company also continued to have a working capital deficit at September 30, 2005. As a result of the preceding, substantial doubt remains as to the Company’s ability to continue as a going concern. The Company’s accompanying interim condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, management continues to believe that it will be able to timely procure, should such become necessary, debt and/or equity financing sufficient to meet the Company’s cash needs over the next twelve months.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Interim Condensed Financial Statements

The accompanying interim condensed financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying interim condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. Certain information and note disclosures normally included in Quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC’s rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Form 10-KSB filed on October 12, 2005.

Basis of Presentation

These interim condensed financial statements solely reflect the accounts, balances and activity of the Company as it has not had, and continues not to have, any legal subsidiaries.

Fiscal Year-End

The Company’s fiscal year-end is June 30th. References herein to a fiscal year refer to the calendar year in which such fiscal year ends.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications

Historically, the Company had classified lead acquisition costs as costs of revenues. The Company determined that these lead acquisition costs, which are solely incurred in connection with new client prospecting, would be more appropriately classified as selling and marketing costs. The financial statements for all prior periods have been conformed for comparability.

Restricted Cash

The Company holds a certificate of deposit that has a maturity date of April 24, 2006, that collateralizes its line of credit. At September 30, 2005, $200,000 of cash is restricted for that purpose.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company conservatively recognizes each set-up and settlement fee earned on a cash basis upon receipt. Any payment received by the Company in advance of its complete performance of a related client service is reflected in the balance sheet as unearned income.

Advertising Costs

The Company expenses all advertising costs as incurred. Selling and marketing expenses include advertising costs incurred by the Company of $47,754 and $20,479 for the three month periods ended September 30, 2005 and 2004, respectively.

Net Loss Per Common Share

Net loss per common share - basic and diluted has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective fiscal period. For the three month period ended September 30, 2005 and 2004, the potentially dilutive effects of any then outstanding convertible notes and stock purchase warrants were excluded from the computation of net loss per common share—diluted as the effect of their inclusion would have been anti-dilutive.

Stock-based Compensation

In December 2004, the FASB issued SFAS 123R (Revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after December 15, 2005, and will require the Company to recognize compensation costs based on the grant date fair value of the equity instruments it awards.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

September 30,
2005
Telephone equipment	$ 87,520
Computer hardware and software	66,942
Office Furniture and equipment	29,408
Leasehold improvements	172,435
Total property and equipment	356,305
Less: Accumulated depreciation and amortization	(107,141)
Property and equipment, net	$ 249,164

Depreciation expense for the three months ended September 30, 2005 and 2004 was $18,754 and $18,054, respectively.

5.	NOTES PAYABLE

The Company is financing with an unrelated entity the premium of its directors and officers indemnification insurance policy. The note is unsecured, accrues interest at a stated rate of 9.25% per annum, and requires monthly payments of principal and interest aggregating $3,274 through June 23, 2006. As of September 30, 2005, the remaining balance on the note was $28,365.

6.	STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has ten million shares of $.0001 par value preferred stock authorized for issuance. As of September 30, 2005, the Company had neither issued nor assigned any rights to these preferred shares.

Common Stock

On July 1, 2005 the Company retained an investment banking firm. Under the agreement, the Company issued 37,500 shares, valued at $74,250, of its common stock as a one-time fee and is committed to pay $75,000 upon the investment banking firm securing funding of $1,000,000.

On July 18, 2005, the Company entered into a stock purchase agreement and registration rights agreement with an unrelated party, issuing 1,250,000 shares of the Company’s common stock for $675,000 in cash net of $75,000 paid and 50,000 shares issued to an unrelated individual as a finder fee.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

6.	STOCKHOLDERS’ DEFICIT (continued)

Common Stock Purchase Warrants

As of September 30, 2005, the Company had two classes of common stock purchase warrants outstanding to unrelated parties entitling them to purchase 143,466 aggregate shares of its common stock as follows:

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

7.	COMMITMENTS

Operating Lease — Related Party

On April 1, 2004, the Company began leasing its premises from Shalimar, a related party and entity under common control by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors.  The lease is non-cancelable, has a five-year term, and currently requires the Company to make monthly rent payments of $5,982 which payments will increase annually by five percent.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

7.	COMMITMENTS (continued)

Operating Lease — Related Party (continued)

Future minimum lease payments required under the above operating lease, excluding certain related ancillary costs described below, are as follows:

Fiscal year ending June 30, 2006 (remaining nine months)	$53,835
Fiscal year ending June 30, 2007	74,777
Fiscal year ending June 30, 2008	78,576
Fiscal year ending June 30, 2009	61,154
Thereafter	—

Total	$268,342

The above operating lease additionally requires the Company to pay for certain related ancillary costs, principally parking, common area maintenance and property taxes. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $8,000 per fiscal year.

The Company incurred total rent expense of $17,560 and $ 21,926 for the three months ended September 30, 2005 and 2004, respectively.

NATIONWIDE FINANCIAL SOLUTIONS, INC.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

8.	SUBSEQUENT EVENTS

Debt Financing

On November 8, 2005, the Company secured $2,000,000 in debt financing from an unrelated party. The note calls for a fixed rate of interest at 12%, eleven monthly interest only payments of $20,000 and one principal and interest payment of $2,020,000. The note is due on November 8, 2006 and is secured by all of the Company’s assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report, Form 10-QSB contains certain forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “estimate”, or “anticipate”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

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

Introduction

This discussion of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes for the fiscal years ended June 30, 2005 and 2004 included at the end of our Form 10-KSB.

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

Continuing Going Concern Uncertainty:

We incurred substantial operating and net losses, as well as negative operating cash flow, during the three months ended September 30, 2005 and our fiscal years ended June 30, 2005 and 2004, and, had working capital and stockholders’ deficits at June 30, 2005 and 2004. In recognition of the preceding, our independent registered public accounting firm included an explanatory paragraph in their audit report on our financial statements for the fiscal years ended June 30, 2005 and 2004 that expresses substantial doubt as to our ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. Our accompanying condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, we remain confident that we will be able to timely procure, should such become necessary, any debt and/or equity financing required to meet our cash needs over the next twelve months.

Our Current Efforts at Restoring Our Revenues and Financial Condition

Our ability to continue as a going concern remains contingent upon us:

•	Significantly growing our active client base,
•	Externally raising capital or securing debt financing,
•	Improving upon our current cash position and regaining a positive working capital position,
•	Pursuing other expansion opportunities, and
•	Internally generating cash flows sufficient to support our on-going operations and required growth.

Our overall business has continued to show signs of improvement. As a matter of background, we received 2,187 consumer inquiries into our debt resolution program for the three months ended September 30, 2005, up significantly from the 649 inquiries received during the same period ended September 30, 2004. We principally attribute these increased inquiries to deployed radio advertising campaigns that includes certain national syndicated programs. While we cannot provide any assurance that these increased inquiries will ultimately be realized in increased active clients, and thus increased revenues, we remain encouraged by the preceding developments and believe that our revenues may shortly cover our operating costs. To the extent that we are successful in significantly growing our active client base, we believe that we will once again be able, as we were during our fiscal year ended June 30, 2003, to fully leverage our fixed operating costs and realize positive operating results and cash flows. We currently market primarily through radio, Web site information requests and our call center, directly to consumers seeking assistance with eliminating their unsecured debt. Clients that respond to our Web site marketing or call us directly are contacted or transferred by, or to, certified enrollment specialists who explain our program and fees.

Since June 30, 2005, our cash and working capital positions have been strengthened by our receipt on July 18, 2005 of an aggregate of $675,000, in the private placement sale of our securities to an unrelated party and a debt financing of $2,000,000 subsequent to the end of the quarter on November 8, 2005. Despite the preceding cash infusions, we remain in need of additional long-term debt and/or equity financing in order to ensure that we will be able to continue as a going concern through at least June 30, 2006. While our cash position approximated $2.3 million at November 9, 2005, our current operating budget for the twelve months ending June 30, 2006 approximates $2.8 million. Given the continuing uncertainty regarding our prospective revenues, we currently are unable to reliably forecast our revenues for the corresponding twelve months ending June 30, 2006. However, we do not currently anticipate that our revenues for the twelve months ending June 30, 2006 will be sufficient to fully negate the preceding $0.5 million cash differential between our current cash position and our forecasted cash needs.

In anticipation of some degree of cash shortfall during the twelve months ending June 30, 2006, we currently are exploring certain potential sources of funding. We currently are in discussions with a capital institution regarding providing us with a long-term debt solution or equity line of credit and are in discussions with an unrelated party for equity financing. We can provide no assurance that we will ultimately be successful in timely procuring at acceptable terms external debt and/or equity financing sufficient to cover any cash shortfall. To the extent that we were to be unsuccessful, our business would likely be materially harmed, the effects from which we may not recover.

Our Industry

We are and continue to operate as a debt resolution Company. Our services remain a bankruptcy alternative for clients that need assistance with eliminating part or all of their unsecured debt. Our direct competition includes literally hundreds of other debt resolution companies and indirectly credit counseling and debt consolidation organizations.

On April 20, 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, (“BAPCPA”) was signed into law, with most of the provisions taking effect on October 17, 2005. We believe the BAPCPA makes it more difficult for consumers to file for Chapter 7 bankruptcy protection. Before any individual is eligible to file for bankruptcy protection, they must first attend an individual or group credit counseling session. In the session, the credit counselor will perform a budget analysis and explain to the debtor what efforts could be taken to resolve debt issues without a bankruptcy filing. Additionally, once a debtor files for bankruptcy, they must attend a second educational class that will explain budgeting and money management techniques. Under the BAPCPA, it will now be considered an “abuse” of the bankruptcy code for an individual to file for Chapter 7, unless the consumer first passes a “means” test intended to demonstrate an inability to pay creditors over time. While we can not accurately predict the overall impact the BAPCPA will have on our debt resolution program, we remain an option to Bankruptcy for potential clients. In anticipation of the October 17th deadline for filing a petition under the predecessor act, approximately 290 of our clients exited our program to petition for protection with their debts. We anticipate, to some degree, the BAPCPA will adversely impact our ability to attract new clients into our debt resolution program.

Critical Accounting Policy

A critical accounting policy is distinguished from other significant accounting policies, as set forth in Note 3 to our accompanying financial statements, by the fact that it requires management to make certain underlying accounting estimates and assumptions regarding matters that are inherently subject to a higher than usual degree of uncertainty, and, as a result, are more susceptible to prospective material changes. We have assessed each of our significant accounting policies and have concluded that only our accounting policy for revenue recognition would reasonably constitute a critical accounting policy.

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

Our Results of Operations

Revenues

Our revenues were $111,329 and $69,725 for the three month period ended September 30, 2005 and 2004, respectively. We principally attribute the increase in our revenues, to the broad based radio advertising conducted during the period and the ultimate enrollment of new clients into our debt resolution program partially offsetting the number of clients that exited our program to file for Bankruptcy protection prior to the new filing requirements becoming effective.

As a matter of additional background, we had 863 and 820 active clients in our debt resolution program, at June 30, 2005 and 2004, respectively. In anticipation of the new Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, as discussed in more depth in our introduction, our active client base decreased to 610 at September 30, 2005 as compared to 633 at September 30, 2004.

Cost of Revenues; Gross Profit

Our cost of revenues consists of the direct costs incurred by us in the servicing of client accounts. Our costs of revenues were $50,725 and $70,320 for the period ended September 30, 2005 and 2004, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our client engagement personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other direct costs are more variable in nature; principally being debt settlement commissions earned by our client engagement personnel and allocated charges for long distance telephone service and postage.

As a matter of background, we had four personnel directly engaged in the servicing of client accounts, at September 30, 2005 as compared to six during the same time period ended September 30, 2004. So as to curtail operating costs, we decreased our personnel by two during the three months ended September 30, 2005. We believe that if the need to increase the amount of staff to service our client accounts arises, we will be able to quickly and with ease add personnel.

Our gross margins were 54.4% and (.01%) during the period ended September 30, 2005 and 2004, respectively. We principally attribute this substantial increase in our gross margin to the radio advertising conducted during the period, partially offset by those clients exiting our program to file for Bankruptcy protection.

Selling and Marketing Expenses

Our selling and marketing expenses consist of the costs incurred by us in the solicitation and acquisition of new clients. Our selling and marketing expenses were $210,667 and $73,000 for the period ended September 30, 2005 and 2004, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our selling and marketing personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other costs are more variable in nature, principally being lead acquisition, media advertising costs and allocated charges for long distance telephone service.

As a matter of background, we had five and ten personnel engaged in selling and marketing activities at September 30, 2005 and 2004 respectively. We principally attribute the significant increases in our selling and marketing expenses for the respective 2005 period to our deployment of radio advertising and incremental lead acquisition costs. Based on the resulting inquiries received, we mailed out program enrollment applications to 1,519 potential clients for the three months ended September 30, 2005. While this radio advertising campaign has been successful in significantly increasing the number of inquiries into our debt resolution program, we cannot estimate how many of these inquiries will ultimately result in new clients. To a significantly lesser extent, we incurred incremental outsourced call center fees, rent and other facility related charges since our April 1, 2004 move and increased telephone and depreciation expenses, which have been partially offset by lower headcount resulting in lower gross wages and corresponding employee benefits.

General and Administrative Expenses

Our general and administrative expenses consist of the costs incurred by us in the general administration of corporate matters. Our general and administrative expenses were $382,407 and $221,016 for the periods ended September 30, 2005 and 2004, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our executive, managerial and administrative support staff, insurance premiums, professional service fees, maintenance, and allocated charges for rent, utilities, technology, basic telephone service, and depreciation and amortization. Our other costs are more variable in nature, principally being office supplies, repairs, transfer agent fees and allocated charges for long distance telephone service.

As a matter of background, we had 8 personnel directly engaged in general and administrative activities at September 30, 2005 and 2004. We primarily attribute the increases in our general and administrative expenses for the respective 2005 period to the capital consulting fees, legal, accounting and other professional fees incurred in connection with our corporate financing matters and periodic filings as a public company. To a significantly lesser extent, we incurred incremental rent and other facility related charges since our April 1, 2004 move and increased insurance premiums, transfer agent fees, and depreciation expenses.

Interest Income

Our interest income was $2,566 and $6,552 for the periods ended September 30, 2005 and 2004, respectively. Our interest income for the respective 2005 period principally resulted from the interest earned on excess funds maintained in an interest bearing bank account and our certificate of deposit that collateralizes our line of credit. In the comparable 2004 period we earned interest on loans advanced to Infinity Southwest, Inc. (“ISI”), a related company through common management control by Stephen G. Luke, our Chief Executive Officer, President and Chairman of the Board of Directors. During the fiscal year 2004, as well as prior thereto, we made periodic loans to ISI. The loans were unsecured, accrued interest at a stated five percent rate, and were repayable upon demand by us. Mr. Luke had provided us with a written personal guarantee of repayment which was secured by all of his personal assets. We and Mr. Luke agreed to discontinue the above loan program as of December 2003. As of February 2, 2005, ISI had repaid these loans in full. To a significantly lesser extent, we earned interest on excess funds maintained in a money market account during the respective periods.

Interest Expense

Our interest expense was $14,631 and $13,136 for the periods ended September 30, 2005 and 2004, respectively. Our interest expense for the respective 2005 period principally resulted from borrowings our officers, Mr. Luke and Mr. Dierich made to us and to a lesser extent, the interest from our line of credit advances. In the comparable 2004 period, our interest expense principally resulted from borrowings we obtained from Shalimar Offices, LLC (“Shalimar”), a related company through common management control by Mr. Luke, from which we also lease our current facility. During fiscal year 2004, Shalimar procured leasehold improvements and equipment from unrelated vendors on our behalf in exchange for three notes payable. The actual costs incurred by Shalimar were passed through to us and structured as installment notes payable. These notes were unsecured, accrued interest at a stated six percent rate, and required monthly payments of principal and interest aggregating $4,421 through May 1, 2009. During January 2005, we repaid these loans, as well as all accrued interest thereon, in full. To a significantly lesser extent, we also incurred during the period interest expense in connection with our financing of an insurance policy premium.

Benefit From Income Taxes

As we had previously exhausted our federal net operating loss credits as of December 31, 2004, we were unable to realize any further federal income tax benefits in connection with our pre-tax loss for the three months ended September 30, 2005. Our results for the period ended September 30, 2004 reflect our utilization of then available federal net operating loss carrybacks.

Net Losses

Our net losses were $544,535 and $239,306 for the periods ended September 30, 2005 and 2004, respectively. In summary, we principally attribute our continuing net losses to our efforts at marketing our services nationally and the costs and expenses associated with being a public reporting company.

Our Liquidity and Capital Resources

Overview:

At September 30, 2005, we had negative working capital of $49,821, inclusive of the current portion of outstanding notes payable of $49,204. At September 30, 2005, our only non-current debt obligation aggregated $250,000 representing an amount due to Stephen G. Luke, our Chief Executive Officer.

On July 18, 2005 we completed a stock purchase agreement in which we sold 1,250,000 shares of our common stock to an unrelated entity for $675,000 net a finder’s fee of $75,000 paid to an unrelated individual in accordance with our amended finder’s fee agreement dated July 31, 2005.

Our working capital position has been strengthened by our debt issuance subsequent to the end of the quarter on November 8, 2005 for $2,000,000. The note bears a fixed interest charge of 12% and requires interest only payments through October 8, 2005 with a final payment of principal and accrued interest due on November 8, 2006.

Off Balance Sheet Arrangements

At September 30, 2005, our facility operating lease with Shalimar constituted our sole off-balance sheet obligation, which is required to be excluded from our balance sheet by accounting principles in the United States. This lease, which we entered into on April 1, 2004, is non-cancelable, has a five-year term, and currently requires us to make monthly rent payments of $5,928, which payments will increase annually by five percent. Our related minimum lease payment obligations at September 30, 2005 were as follows: by fiscal years ending June 30: 2006 - $53,835; 2007 - $74,777; 2008 - $78,576; 2009 - $61,154; Thereafter - none. Our lease additionally requires us to pay for certain related ancillary costs, principally property taxes, parking and common area maintenance. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $8,000 per fiscal year.

Cash Flows

Operating Activities

Net cash used in operating activities was $654,746 and $435,653 for the periods ended September 30, 2005 and 2004, respectively. Our operating activities during the period ended September 30, 2005 utilized net cash largely due to the incremental cash outlays made by us to settle certain previously accrued for liabilities associated with our marketing activates, professional fees, accrued wages and to reduce the overall levels in our prepaid legal, insurance and to a lesser extent unearned income. Partially offsetting the preceding adverse cash flow effects principally were the positive cash flow effects of adding back the non-cash shares we issued for services, the increase in accounts payable and the increased non-cash depreciation and amortization.

Investing Activities

Net cash used by investing activities was $560 and $15,284 for the periods ended September 30, 2005 and 2004. Our investing activities utilized cash outflows solely for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $694,555 and $727,650 for the periods ended September 30, 2005 and 2004, respectively. Our financing activities provided us with a net cash inflow during the respective periods as a result of our receipt of proceeds from the issuance of common shares to an unrelated party, and the debt financing of an insurance policy.

Planned Capital Expenditures

We currently have the following planned capital expenditures for the next twelve months ending June 30, 2006, which we currently anticipate funding with available working capital or vendor financing:

Computer hardware and software	$ 3,000
Telephone equipment	2,000
Furniture	11,000
Leasehold improvements	—

Total planned capital expenditures	$ 16,000

ITEM 3. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”), with the participation of management, performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which have been designed to permit us to ensure that information required to be disclosed by us in our filings is recorded, processed, summarized and reported in a timely manner. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of September 30, 2005 in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management and the Certifying Officers to allow timely decisions regarding required disclosure.

b)	Changes in internal controls over financial reporting.

During the quarter ended September 30, 2005, we have made no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18, U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.