Form 10QSB
period 2005-12-31
Nationwide Financial Solutions, Inc.
filed 2006-02-10
CIK 1307431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: There were 15,521,262 shares of the Issuer’s common stock, $.0001 par value outstanding as of February 7, 2006.

Transitional Small Business Disclosure Format (Check One)   Yes  ☐  No  ☒

NATIONWIDE FINANCIAL SOLUTIONS, INC.
FORM 10-QSB
Quarter Ended December 31, 2005

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONWIDE FINANCIAL SOLUTIONS, INC.
CONDENSED BALANCE SHEET
(Unaudited)

		December 31, 2005

ASSETS

Cash and cash equivalents		$4,850,200
Restricted cash		200,000
Note receivable		500,000
Interest receivable		6,440
Prepaid expenses		129,257
Income tax refund receivable		61,889

	Total current assets	5,747,786
Deposits		9,351
Other assets		251,410
Property and equipment, net		231,543

	Total other assets	492,304

	TOTAL ASSETS	$6,240,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$20,546
Bank credit line		199,757
Accrued liabilities		136,051
Unearned income		13,742
Notes payable-current		2,019,127
Notes payable officer - current		12,056

	Total current liabilities	2,401,279
NOTES PAYABLE OFFICER		250,000

	TOTAL LIABILITIES	2,651,279

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued or outstanding		—
Common stock, $.0001 par value; 60,000,000 shares authorized, 15,521,262 issued and outstanding		1,552
Additional paid in capital		6,548,878
Accumulated deficit		(2,961,619)

	Total stockholders’ equity	3,588,811

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$6,240,090

The accompanying notes are an integral part of these financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Revenues	$107,449	$83,494	$218,778	$153,219
Cost of revenues	39,997	110,426	90,723	155,055

Gross profit (loss)	67,452	(26,932)	128,055	(1,836)

OPERATING EXPENSES
Sales and marketing	101,854	173,661	312,521	265,456
General and administrative	427,582	272,381	809,989	510,230

Total operating expenses	529,436	446,042	1,122,510	775,686

Operating loss	(461,984)	(472,974)	(994,455)	(777,522)

NONOPERATING INCOME (EXPENSE)
Interest income	9,242	6,362	11,808	12,914
Gain on forgiveness of accrued interest		4,945		4,945
Interest expense	(50,432)	(3,758)	(65,063)	(7,108)

Nonoperating income (expense), net	(41,190)	7,549	(53,255)	10,751

Benefit from income taxes
Current	—	—	—	(61,889)

Benefit from income taxes	—	—	—	(61,889)

Net loss	$(503,174)	$(465,425)	$(1,047,710)	$(704,882)

Net loss per common share, basic and diluted	(0.04)	(0.04)	(0.08)	(0.07)

Weighted average number of common shares outstanding- basic and diluted	12,601,037	10,645,982	12,350,452	9,480,260

The accompanying notes are an integral part of these financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	December 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,047,710)	$(704,882)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	37,589	36,566
Issuance of common shares for employee compensation	—	5,000
Gain on forgiveness of accrued interest	—	(4,945)
Issuance of common shares for services	171,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(366,591)	(13,400)
Accrued interest receivable- ISI (related party)	—	(32,577)
Accrued interest receivable	(5,214)	—
Income tax refund receivable	—	(61,889)
Accounts payable	(42,669)	(15,635)
Income taxes payable	—	(90,455)
Accrued liabilities	(121,402)	(28,130)
Accrued rent – Shalimar (related party)	—	(14,516)
Unearned income	327	1,615

Net cash used by operating activities	(1,374,420)	(923,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,775)	(21,758)
Issuance of notes receivable	(500,000)	—
Repayments from ISI-related party	—	115,452

Net cash provided (used) by investing activities	(501,775)	93,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(29,862)	—
Principal payments on notes payable-Shalimar (related party)	—	(68,993)
Proceeds from issuance of debt	2,031,397	18,599
Proceeds from issuance of common stock	4,711,292	950,000

Net cash provided by financing activities	6,712,827	899,606

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,836,632	70,052

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,568	86,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,850,200	$156,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$36,013	$19,076

Cash paid for taxes	$—	$86,248

SUMMARY OF NON-CASH INVESTING ACTIVITIES:
Issuance of common shares for finder’s fee	$461,208	$140,000

Issuance of common shares for notes conversion	$—	$450,000

The accompanying notes are an integral part of these financial statements.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
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

The Company is, as was NIS, a debt resolution company, retained by individuals with significant unsecured debt that may be experiencing financial difficulties. Through its fee-based debt resolution program, the Company attempts to assist its clients in eliminating part or all of their unsecured debt. All of the Company’s business operations are conducted from a single leased facility, from a related party, in Tempe, Arizona. The Company remains, as was NBA, a Nevada corporation.

2.	SUBSTANTIAL DOUBT AS TO THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred substantial operating and net losses, as well as negative operating cash flow, during its fiscal year ended June 30, 2005. The Company additionally had working capital and stockholders’ deficits at June 30, 2005. In recognition of the preceding, the Company’s independent certified public accountants included an explanatory paragraph in their audit report on the Company’s financial statements for the fiscal year ended June 30, 2005 that expresses substantial doubt as to the Company’s ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent twelve month period. During the three and six month period ended December 31, 2005, the Company continued to incur substantial operating and net losses, as well as negative operating cash flows. As a result of the preceding, substantial doubt remains as to the Company’s ability to continue as a going concern. The Company’s accompanying interim condensed financial statements do not include

NATIONWIDE FINANCIAL SOLUTIONS, INC.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
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
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
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

Net Loss per Common Share

Net loss per common share - basic and diluted has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective fiscal period. For the three and six month periods ended December 31, 2005 and 2004, the potentially dilutive effects of any then outstanding convertible notes and stock purchase warrants were excluded from the computation of net loss per common share—diluted as the effect of their inclusion would have been anti-dilutive.

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

4.	NOTE RECEIVABLE

On December 19, 2005 the Company issued a note receivable, to an unrelated entity, in the amount of $500,000. The note accrues interest, at a stated rate of 12% per annum, and requires eleven monthly interest only payments of $5,000 with the final payment consisting of all outstanding principal and interest. The note matures on December 19, 2006 and is personally guaranteed by the entity’s president and sole shareholder.

NATIONWIDE FINANCIAL SOLUTIONS, INC.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
(unaudited)

5.	NOTES PAYABLE

The Company is financing with an unrelated entity the premium of its directors and officers’ indemnification insurance policy. The note is unsecured, accrues interest at a stated rate of 9.25% per annum, and requires monthly payments of principal and interest aggregating $3,274 through June 23, 2006. As of December 31, 2005, the remaining balance on the note was $19,127.

On November 11, 2005, the Company secured $2,000,000 in debt financing from an unrelated party. The note calls for a fixed rate of interest at 12%, eleven monthly interest only payments of $20,000 and one principal and interest payment of $2,020,000. The note is due on November 8, 2006 and is secured by all the Company’s assets. As of December 31, 2005 the remaining balance of the note was $2,000,000.

6.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has ten million shares of $.0001 par value preferred stock authorized for issuance. As of December 31, 2005, the Company had neither issued nor assigned any rights to these preferred shares.

Common Stock

On July 1, 2005 the Company retained an investment banking firm. Under the agreement, the Company issued 37,500 shares, valued at $74,250, of its common stock as a one-time fee and is committed to pay $75,000 upon the investment banking firm securing funding of $1,000,000.

On July 18, 2005, the Company entered into to a stock purchase agreement and registration rights agreement with an unrelated party, issuing 1,250,000 shares of the Company’s common stock for $675,000 in cash net of $75,000 paid and 50,000 shares issued to an unrelated individual as a finder fee.

On October 13, 2005 the Company retained an investor relations firm that will provide the Company certain investor related services over the next twelve months. Under the agreement, the Company issued 17,000 shares, valued at $59,500, of its common stock as a one-time fee.

On November 23, 2005, the Company retained an unrelated party to provide public relations services over the next twelve months. Under the agreement, the Company issued 10,000 shares, valued at $37,500, of its common stock as a one-time fee.

On December 22, 2005, the Company entered into a stock purchase agreement and registration rights agreement with an unrelated party, whereby the Company sold 2,998,334 shares of its common stock for proceeds of $4,036,292, in cash, net of 461,208 paid to an unrelated individual as a finder fee.

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

We would like to take advantage of the “safe harbor” provisions of the Litigation Reform Act in connection with the forward-looking statements included in this filing. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, we have incurred losses in the past and cannot assure you that we will be profitable, we have received a going concern opinion from our auditors, and our strategy for growth will put a significant strain on our capital resources. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

Risk Factors Affecting Future Results

Investing in our common stock involves a high degree of risk. In addition to the other information contained in this Quarterly Report, you should carefully read and consider the following risk factors. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and could result in a complete loss of your investment or a severe reduction in the trading price of our common stock.

We have incurred losses in the past and cannot assure you that we will be profitable in the future.

For the year ended June 30, 2005 and the six months ended December 31, 2005, we incurred losses of $1,839,628 and $1,047,710, respectively. We expect to increase considerably, our operating expenses in the future by expanding our marketing programs to solicit and attract new clients. We do not expect that our revenue will initially cover our cash needs, and cannot assure you that it will cover our cash needs for the foreseeable future. We continue to incur substantial operating losses and we continue to have a working capital deficit. As a result, we expect to incur further losses in the future.

We have received a going concern opinion from our auditors indicating we may not be able to continue as a going concern.

In their audit report for the fiscal year ended June 30, 2005, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependent upon our obtaining additional financing for our operations or reaching profitability. We cannot assure that we will be able to do either.

Government regulation of bankruptcy protection and debt-settlement operations may adversely impact our ability to attract new clients, which could adversely affect our revenues.

We are subject to increasing federal, state, and local laws and regulations regarding consumer bankruptcy protection and the business of debt settlement-type operations. The most recent and significant of these laws, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, or BAPCPA, was signed into law on April 20, 2005, with most of the provisions taking effect on October 17, 2005. The BAPCPA provides for relatively severe restrictions on who can qualify to file for bankruptcy, the time frames used during the process, and further provides requirements for consumer debt education and pre-qualification prior to a bankruptcy being considered by the court. These conditions create significant procedural and practical barriers to the completion of a bankruptcy petition.

In anticipation of the October 17, 2005 deadline for filing a petition under the predecessor to the BAPCA, approximately 307 of our clients exited our program to petition for protection with their debts. While we can not accurately predict the overall impact the BAPCPA or any other future federal, state or local regulation will have on our debt resolution program, we anticipate that, to some degree, the BAPCPA, and potentially other future laws, will adversely impact our ability to attract new clients into our debt resolution program, which could adversely affect our revenues.

Additional required capital may not be available at attractive terms or at all, which could have a material negative effect on our results and stock price.

To date, we have financed much of our operations through cash from the private sale of our securities, loans from our officers and directors, and by borrowing funds from third parties. We cannot assure you that future financing, whether from unrelated external sources or related parties, will be available at acceptable terms or at all. If we are unable to obtain adequate financing, we may have to curtail business operations and limit acquisitions of other businesses and assets which would have a material negative effect on operating results and may result in a lower stock price.

Our acquisition strategy may put a significant strain on our resources, and we may not be able to successfully integrate acquired businesses.

Our strategy to seek rapid growth includes acquiring other businesses and assets. This strategy will place a significant strain on our managerial, operating, financial and other resources, including our ability to ensure client satisfaction. Our expansion efforts will also require significant time commitments from our senior management and will place a strain on their ability to manage our existing business. Our future performance will depend, in part, upon our ability to manage this growth effectively and to integrate the businesses we acquire. To that end, we may have to undertake the following improvements, among others:

•	Implement additional management information systems capabilities;

•	Further develop our operating, administrative and financial/accounting systems and controls; and

•	Hire and train additional management personnel and employees.

If we are unable to successfully integrate the businesses that we acquire, it could adversely affect our ability to achieve anticipated levels of cash flows from the acquired businesses or realize other anticipated benefits of those acquisitions.

We depend on key personnel and could be adversely affected by the loss of their services because of the limited number of qualified people in our industry, which loss could reduce our operations and as a result our revenue.

Competition for qualified employees, especially certified client enrollment representatives, in the debt resolution industry is intense and there are a limited number of people with knowledge of, and experience in, the industry. Our success depends to a significant degree upon our ability to attract and retain qualified enrollment representatives and other personnel and upon the continued contributions of such people. The process of locating personnel with the skills required to carry out our strategies may be lengthy and costly. We do not have employment agreements with any of our executive officers nor do we carry key man insurance on their lives. Therefore, our employees may voluntarily terminate their employment with us at any time. We have experienced significant attrition in the past, and cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could reduce our ability to operate our business and as a result our revenue from operations.

Many of our competitors are larger and have greater financial and other resources than we do, and we may not be able to successfully compete with them.

There are a significant number of debt resolution companies, as well as other firms which offer debt resolution services, operating throughout the United States. Many of these competitors are larger than we are and have more personnel, greater financial, development and marketing resources, longer track records and superior name recognition. These factors could prevent us from successfully competing in and capturing markets in which our competitors operate. If demand for our services decreases due to these competitive forces, it could have a material adverse effect on our operating results.

Risks Related to our Common Stock

Concentration of our ownership by our executive officers and directors may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our securities were widely held.

Our officers and directors currently own 38% of our outstanding common stock. As a result, they have the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers and directors. For example, subject to any fiduciary duties, our officers and directors could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

Our common stock price has been volatile, and you may not be able to sell your shares at or above the price that you pay for the shares.

Our common stock is currently quoted on the OTC Bulletin Board. Securities quoted on the OTC Bulletin Board tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	the lack of readily available price quotations;

•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume; and

•	market conditions.

The price of our common stock has historically been volatile and our investors have experienced wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.

Because our common stock will be classified as “penny stock,” trading will be limited, and our stock price could decline.

Because our common stock will fall under the definition of “penny stock,” trading in our common stock, if any, is expected to be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange; included for quotation on the NASDAQ system; or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission, or SEC, under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

•	a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	all compensation received by the broker-dealer in connection with the transaction;

•	current quotation prices and other relevant market data; and

•

monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

In addition, under the Exchange Act and its regulations, any person engaged in a distribution of shares of our common stock offered by this prospectus may not simultaneously engage in market making activities with respect to the common stock during the applicable “cooling off” periods prior to the commencement of this distribution.

Our preferred stock may make a third-party acquisition of our company more difficult which in turn would make a purchase of our shares less desirable, thereby potentially reducing our stock price or the liquidity of our shares.

Our articles of incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. The issuance of preferred stock could inhibit a change in our control by making it more difficult to acquire the majority of our voting stock and thereby making the purchase of our shares by new investors less likely. A lesser interest in the purchase of our shares could reduce our market price or make it more difficult for stockholders to sell their shares. No preferred shares are currently outstanding.

We do not anticipate paying dividends.

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

Continuing Going Concern Uncertainty:

We incurred substantial operating and net losses, as well as negative operating cash flow, during the six months ended December 31, 2005 and our fiscal years ended June 30, 2005 and 2004, and, had working capital and stockholders’ deficits at June 30, 2005 and 2004. In recognition of the preceding, our independent registered public accounting firm included an explanatory paragraph in their audit report on our financial statements for the fiscal years ended June 30, 2005 and 2004 that expresses substantial doubt as to our ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. Our accompanying condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, we remain confident that we will be able to timely procure, should such become necessary, any debt and/or equity financing required to meet our cash needs over the next twelve months.

Our Current Efforts at Restoring Our Revenues and Financial Condition

Our ability to continue as a going concern remains contingent upon us:

•	Significantly growing our active client base,

•	Externally raising capital or securing debt financing

•	Improving upon our current cash position and regaining a positive working capital position,

•	Pursuing other expansion or merger opportunities, and

•	Internally generating cash flows sufficient to support our on going operations and required growth

In an effort to expand the financial products and services offered by our Company and to implement our growth strategy, on December 9, 2005, we entered into a definitive agreement to purchase all the outstanding shares of Bay Capital Corporation (“Bay”) for approximately $8.1 million (consisting of cash and shares of the Company’s stock), subject to certain adjustments set forth in the definitive agreement. The acquisition of the outstanding shares of Bay is expected to occur during the third quarter of fiscal 2006. Bay markets mortgage loan products, provides initial funding, gathers the loans into marketable pools, and then resells those pools to the investment community. Bay offers a large spectrum of mortgage products and is licensed to operate in 44 states and the District of Columbia. We believe that Bay’s ability to directly fund loans, national presence, and target-market, will be complimentary our current debt resolution services.

We believe that additional opportunities may exist for strategic acquisitions that would enhance growth, bring additional complimentary opportunities, and achieve further gains in operational efficiencies. We intend to aggressively search for these additional opportunities going forward.

Our cash and working capital positions have been strengthened by our receipt on July 18, 2005 of an aggregate of $675,000, in the private placement sale of our securities to an unrelated party and a debt financing of $2,000,000 on November 11, 2005. An additional private placement sale of our securities occurred on December 22, 2005 which raised an additional $4,036,292 in cash. Despite the preceding cash infusions, we remain in need of additional long-term debt and/or equity financing in order to ensure that we will be able to continue as a going concern through at least June 30, 2006. Our cash position is approximated at $4.8 million at February 6, 2006, and our current operating budget for the twelve months ending June 30, 2006 approximates $2.8 million. While our current cash position represents our ability to cover our projected operating budget, given the continuing uncertainty regarding our prospective revenues, we currently are unable to reliably forecast our revenues for the corresponding twelve months ending June 30, 2006.

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

Our Industry

We are, and continue to operate as a debt resolution Company. Our services remain a bankruptcy alternative for clients that need assistance with eliminating part or all of their unsecured debt. Our direct competition includes literally hundreds of other debt resolution companies and indirectly credit counseling and debt consolidation organizations.

On April 20, 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, (“BAPCPA”) was signed into law, with most of the provisions taking effect on October 17, 2005. We believe the BAPCPA makes it more difficult for consumers to file for Chapter 7 bankruptcy protection. Before any individual is eligible to file for bankruptcy protection, they must first attend an individual or group credit counseling session. In the session, the credit counselor will perform a budget analysis and explain to the debtor what efforts could be taken to resolve debt issues without a bankruptcy filing. Additionally, once a debtor files for bankruptcy, they must attend a second educational class that will explain budgeting and money management techniques. Under the BAPCPA, it will now be considered an “abuse” of the bankruptcy code for an individual to file for Chapter 7, unless the consumer first passes a “means” test intended to demonstrate an inability to pay creditors over time. While we can not accurately predict the overall impact the BAPCPA will have on our debt resolution program, we remain an option to Bankruptcy for potential clients. In anticipation of the October 17th deadline for filing a petition under the predecessor act, approximately 307 of our clients exited our program to petition for protection with their debts. We anticipate, to some degree, the BAPCPA will adversely impact our ability to attract new clients into our debt resolution program.

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

Our Results of Operations

Revenues

Our revenues were $107,449 and $83,494 for the three month period ended December 31, 2005 and 2004, respectively. For the six month periods ended December 31, 2005 and 2004 our revenues were $218,778 and $153,219 respectively. We principally attribute the increase in our revenues, to the broad based radio advertising conducted during the period and the ultimate enrollment of new clients into our debt resolution program partially offsetting the number of clients that exited our program to file for Bankruptcy protection prior, to the new filing requirements becoming effective.

Cost of Revenues

Our cost of revenues consists of the direct costs incurred by us in the servicing of client accounts. Our costs of revenues were $39,997 and $110,426 for the three month periods ended December 31, 2005 and 2004, respectively. For the six month periods ended December 31, 2005 and 2004 our costs of revenues were $90,723 and $155,055 respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our client engagement personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other direct costs are more variable in nature; principally being debt settlement commissions earned by our client engagement personnel and allocated charges for long distance telephone service, rent and postage.

As a matter of background, we had four personnel directly engaged in the servicing of client accounts at December 31, 2005, as compared to seven during the same time period ended December 31, 2004. We principally attribute the decrease in our cost of revenues to the decrease in personnel, that included two supervisors, and the associated wage and benefit costs.

Sales and Marketing Expenses

Our sales and marketing expenses consist of the costs incurred by us in the solicitation and acquisition of new clients. Our sales and marketing expenses were $101,854 and $173,661 for the three month periods ended December 31, 2005 and 2004, respectively. For the six month periods ended December 31, 2005 and 2004 our sales and marketing expenses were $312,521 and $265,456, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our sales and marketing personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other costs are more variable in nature, principally being lead acquisition, media advertising costs and allocated charges for long distance telephone service. The increase in our sales and marketing expenses was a direct result of the increase in radio advertising, printed sales materials and dues and subscriptions partially offset by reductions in lead generation costs, labor and telephone. As a matter of background, we had five and sixteen personnel engaged in sales and marketing activities at December 31, 2005 and 2004 respectively.

General and Administrative Expenses

Our general and administrative expenses consist of the costs incurred by us in the general administration of corporate matters. Our general and administrative expenses were $427,582 and $272,381 for the three month periods ended December 31, 2005 and 2004, respectively. For the six month periods ended December 31, 2005 and 2004 our general and administrative expenses were $809,989 and $510,230 respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our executive, and administrative support staff, insurance premiums, professional service fees, maintenance, and allocated charges for rent, utilities, technology, basic telephone service, and depreciation and amortization. Our other costs are more variable in nature, principally being office supplies, repairs, transfer agent fees and allocated charges for long distance telephone service.

We had eight personnel directly engaged in general and administrative activities at December 31, 2005 and 2004. We primarily attribute the increases in our general and administrative expenses for the respective 2005 period to our increased investment banking and finder fees, legal fees associated with general corporate matters, and public reporting fees associated with being a public Company.

Interest Income

Our interest income was $9,242 and $6,362 for the three month periods ended December 31, 2005 and 2004, respectively. For the six month periods ended December 31, 2005 and 2004 our interest income was $11,808 and $12,914, respectively. Our interest income for the respective 2005 period principally resulted from the interest earned on excess funds maintained in an interest bearing bank account and our certificate of deposit that collateralizes our line of credit. In the comparable 2004 period we earned interest on loans advanced to Infinity Southwest, Inc. (“ISI”), a related company through common management control by Stephen G. Luke, our Chief Executive Officer, President and Chairman of the Board of Directors. During the fiscal year 2004, as well as prior thereto, we made periodic loans to ISI. The loans were unsecured, accrued interest at a stated five percent rate, and were repayable upon demand by us. Mr. Luke had provided us with a written personal guarantee of repayment which was secured by all of his personal assets. We and Mr. Luke agreed to discontinue the above loan program as of December 2003. As of February 2, 2005, ISI had repaid these loans in full. To a significantly lesser extent, we earned interest on excess funds maintained in a money market account during the respective periods.

Interest Expense

Our interest expense was $50,432 and $3,758 for the three month periods ended December 31, 2005 and 2004, respectively. For the six month periods ended December 31, 2005 and 2004 our interest expense was $65,063 and $7,108, respectively. Our interest expense for the respective 2005 period principally resulted from borrowings our officers, Mr. Luke and Mr. Dierich made to us and to a lesser extent, the interest from our line of credit advances and interest of $34,466 on a $2 million loan from an unrelated party. In the comparable 2004 period, our interest expense principally resulted from borrowings we obtained from Shalimar Offices, LLC (“Shalimar”), a related company through common management control by Mr. Luke, from which we also lease our current facility. During fiscal year 2004, Shalimar procured leasehold improvements and equipment from unrelated vendors on our behalf in exchange for three notes payable. The actual costs incurred by Shalimar were passed through to us and structured as installment notes payable. These notes were unsecured, accrued interest at a stated six percent rate, and required monthly payments of principal and interest aggregating $4,421 through May 1, 2009. During January 2005, we repaid these loans, as well as all accrued interest thereon, in full. To a significantly lesser extent, we also incurred during the period interest expense in connection with our financing of an insurance policy premium.

Benefit From Income Taxes

As we had previously exhausted our federal net operating loss credits as of December 31, 2004, we were unable to realize any further federal income tax benefits in connection with our pre-tax loss for the three months ended December 31, 2005.

Net Losses

Our net losses were $503,174 and $465,425 for the three month periods ended December 31, 2005 and 2004, respectively. Our net losses for the six month periods ended December 31, 2005 and 2004 were $1,047,710 and $704,882 respectively. In summary, we principally attribute our continuing net losses to our efforts at marketing our services nationally and the costs and expenses associated with being a public reporting company.

Our Liquidity and Capital Resources

Overview:

At December 31, 2005, we had positive working capital of $3,346,507, inclusive of the current portion of outstanding notes payable of $2,031,183. At December 31, 2005, our only non-current debt obligation aggregated $250,000 representing an amount due to Stephen G. Luke, our Chief Executive Officer.

On July 18, 2005 we completed a stock purchase agreement in which we sold 1,250,000 shares of our common stock to an unrelated entity for $675,000 net a finder’s fee of $75,000 paid to an unrelated individual in accordance with our amended finder’s fee agreement dated July 31, 2005.

On November 11, 2005, we issued a promissory note for $2,000,000. The promissory note bears interest of 12%. Our working capital position has been strengthened by this $2 million debt issuance. The promissory note bears a fixed interest charge of 12% and requires interest only payments through October 8, 2006 with a final payment of principal and accrued interest due on November 11, 2006. Payments under the promissory note are secured by all of our personal property.

On December 19, 2005, we loaned $500,000 to Allstate Home Loans, Inc. (“Allstate”) pursuant to a promissory note. The promissory note accrues interest at an annual rate of 12% and is payable to us in 12 monthly payments, the first 11 of which will consist of accrued interest only, with the final payment on December 19, 2006 consisting of the outstanding principal and accrued interest. Allstate’s president and sole shareholder executed a Personal Guaranty dated as of December 19, 2005 in favor of us, pursuant to which he unconditionally guaranteed to us the payment and performance of all obligations of Allstate under the promissory note.

On December 22, 2005 we entered into a Common Stock Purchase Agreement with an unrelated party whereby we sold 2,998,334 shares of Common Stock resulting in net proceeds of $4,036,292.

Off Balance Sheet Arrangements

At December 31, 2005, our facility operating lease with Shalimar constituted our sole off-balance sheet obligation, which is required to be excluded from our balance sheet by accounting principles in the United States. This lease, which we entered into on April 1, 2004, is non-cancelable, has a five-year term, and currently requires us to make monthly rent payments of $5,982, which payments will increase annually by five percent. Our related minimum lease payment obligations at December 31, 2005 were as follows: by fiscal years ending June 30: 2006 - $35,889; 2007 - $74,777; 2008 - $78,576; 2009 - $61,154; Thereafter - none. Our lease additionally requires us to pay for certain related ancillary costs, principally property taxes, parking and common area maintenance. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $8,000 per fiscal year.

Cash Flows

Operating Activities

Net cash used in operating activities was $1,374,420 and $923,248 for the six month periods ended December 31, 2005 and 2004, respectively. Our operating activities during the six month periods ended December 31, 2005 utilized net cash largely due to the incremental cash outlays made by us to settle certain previously accrued for liabilities associated with our marketing activities, professional fees, accrued wages and to increase the overall levels in our prepaid professional fees, insurance and to a lesser extent unearned income.

Investing Activities

Net cash used by investing activities was $501,775 for the six month period ended December 31, 2005 principally due to a loan of $500,000 to an unrelated party and to a lesser extent our purchases of equipment. In comparison, net cash provided by investing activities was $93,694 for the six month period ended December 31, 2004 attributed to our receipt of payments on our outstanding note from ISI, a related party, partially offset by our purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $6,712,827 and $899,606 for the six month periods ended December 31, 2005 and 2004, respectively. Our financing activities provided us with a net cash inflow during the respective periods as a result of our receipt of proceeds from the issuance of common shares to an unrelated party, and the debt financing of an insurance policy, partially offset by our debt repayments.

Planned Capital Expenditures

We currently have the following planned capital expenditures for the next twelve months ending June 30, 2006, which we currently anticipate funding with available working capital or vendor financing:

Computer hardware and software	$229,000
Telephone equipment	7,500
Furniture	15,000
Leasehold improvements	—

Total planned capital expenditures	$251,500

ITEM 3. CONTROLS AND PROCEDURES

          a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”), with the participation of management, performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which have been designed to permit us to ensure that information required to be disclosed by us in our filings is recorded, processed, summarized and reported in a timely manner. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of December 31, 2005 in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management and the Certifying Officers to allow timely decisions regarding required disclosure.

           b) Changes in internal controls over financial reporting.

During the quarter ended December 31, 2005, we have made no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
None

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended December 31, 2005, the Company issued the following unregistered common shares as set forth below that were not otherwise reported on a Current Report on Form 8-K. Each such issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because each was a transaction not involving a public offering.

On October 13, 2005, the Company retained an investor relations firm that will provide the Company certain investor related services over the next twelve months from the date of the agreement. Under the agreement, the Company issued 17,000 shares, valued at $59,500, of its common stock as a one-time fee.

On November 23, 2005, the Company retained an unrelated party to provide public relations services over the next twelve months. Under the agreement, the Company issued 10,000 shares, valued at $37,500, of its common stock as a one-time fee.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES
None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on October 3, 2005, the following proposals were adopted by the margins indicated below:

Proposal 1 – Election of Directors. The nominees for election as directors were Stephen G. Luke, Darren R. Dierich, Ernest G. Alldredge and Michael A. Jenkins. Each of these nominees was re-elected to serve for a one year team, by the following margins of votes:

Nominees	For	Withheld

Stephen G. Luke	9,411,743	0
Darren R. Dierich	9,411,743	0
Ernest G. Alldredge	9,411,743	0
Michael A. Jenkins	9,411,743	0

                  Proposal 2 – Adoption of 2005 Long-Term Equity Incentive Plan

For	Against	Abstain	Broker Non Vote

9,411,743	1	0	0

Proposal 3 – Ratify Selection of Independent Registered Public Accounting Firm. The ratification of the selection of Farber and Hass, LLP, as the Company’s independent registered public accounting firm

For	Against	Abstain	Broker Non Vote

9,411,743	1	0	0

ITEM 5 – OTHER INFORMATION
None

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18, U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nationwide Financial Solutions, Inc.

Dated February 9, 2006
	By:	/s/ Stephen G. Luke
Name: Stephen G. Luke
Chief Executive Officer and President

	By:	/s/ Darren R. Dierich
Name: Darren R. Dierich
Chief Financial Officer