Form 10QSB
period 2006-03-31
CLEAR CHOICE FINANCIAL, INC.
filed 2006-05-22
CIK 1307431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-120428

CLEAR CHOICE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1080880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3231 S. Country Club Way Suite 102 Tempe, AZ 85282
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (480) 820-9766
______________

Indicate whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 15,571,262 shares of the issuer’s common stock, $.0001 par value outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check One)   Yes  ☐  No  ☒

CLEAR CHOICE FINANCIAL, INC.
FORM 10-QSB
Quarter Ended March 31, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CLEAR CHOICE FINANCIAL, INC.
CONDENSED BALANCE SHEET
(Unaudited)

March 31, 2006
ASSETS
Cash and cash equivalents	$3,647,664
Restricted cash	200,000
Notes receivable	1,000,000
Interest receivable	22,389
Prepaid expenses	555,116
Income tax refund receivable	61,889
Total current assets	5,487,058
Deposits	9,351
Other assets	29,345
Property and equipment, net	223,030
Total other assets	261,726
TOTAL ASSETS	$5,748,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,111
Bank credit line	199,757
Accrued liabilities	131,435
Unearned income	13,742
Notes payable-current	2,009,674
Notes payable officer - current	3,051
Total current liabilities	2,379,770
Notes payable officer	249,824
TOTAL LIABILITIES	2,629,594
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.0001 par value; 60,000,000 shares authorized, 15,571,262 issued and outstanding	1,557
Additional paid in capital	6,623,873
Accumulated deficit	(3,506,240)
Total stockholders’ equity	3,119,190
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,748,784

The accompanying notes are an integral part of these financial statements.

CLEAR CHOICE FINANCIAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues	$84,996	$91,894	$303,774	$245,113
Cost of revenues	30,083	36,005	120,806	191,060
Gross profit	54,913	55,889	182,968	54,053

OPERATING EXPENSES
Sales and marketing	97,870	197,062	410,391	462,518
General and administrative	356,466	254,025	864,390	699,141
Professional fees	123,232	95,245	425,297	160,359
Total operating expenses	577,568	546,332	1,700,078	1,322,018

Operating loss	(522,655)	(490,443)	(1,517,110)	(1,267,965)

NONOPERATING INCOME (EXPENSE)
Interest income	53,509	574	65,317	13,488
Gain on forgiveness of accrued interest	—	—	—	4,945
Interest expense	(75,475)	(2,724)	(140,538)	(9,832)
Non-operating income (expense), net	(21,966)	(2,150)	(75,221)	8,601

Benefit from income taxes current	—	—	—	(61,889)
Benefit from income taxes	—	—	—	(61,889)

Net loss	$(544,621)	$(492,593)	$(1,592,331)	$(1,197,475)

Net loss per common share, basic and diluted	$(0.04)	$(0.05)	$(0.14)	$(0.12)

Weighted average number of common shares outstanding- basic and diluted	15,534,595	10,823,428	13,396,339	9,917,705

The accompanying notes are an integral part of these financial statements.

CLEAR CHOICE FINANCIAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,592,331)	$(1,197,475)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	56,897	55,162
Issuance of common shares for employee compensation	—	5,000
Gain on forgiveness of accrued interest	—	(4,945)
Issuance of common shares for services	246,250	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(570,386)	(52,718)
Accrued interest receivable- ISI (related party)	—	26,180
Accrued interest receivable	(21,162)	—
Income tax refund receivable	—	(61,889)
Accounts payable	(41,104)	27,413
Income taxes payable	—	(90,455)
Accrued liabilities	(126,019)	4,613
Accrued rent - Shalimar (related party)	—	(14,156)
Unearned income	327	(8,076)
Net cash used by operating activities	(2,047,528)	(1,311,346)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,570)	(22,258)
Issuance of notes receivable	(1,000,000)	—
Repayments from ISI-related party	—	463,739
Net cash provided (used) by investing activities	(1,012,570)	441,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(48,495)	(219,646)
Proceeds from issuance of debt	2,031,397	100,000
Proceeds from issuance of common stock	4,711,292	950,000
Net cash provided by financing activities	6,694,194	830,354
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,634,096	(39,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,568	86,525
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,647,664	$47,014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$125,456	$21,800
Cash paid for taxes	$—	$86,248
SUMMARY OF NON-CASH INVESTING ACTIVITIES:
Issuance of common shares for finder’s fee	$564,208	$140,000
Issuance of common shares for notes conversion	$—	$450,000
Issuance of common shares as severance	$—	$5,000
Gain on forgiveness of interest	$—	$4,945

The accompanying notes are an integral part of these financial statements.

CLEAR CHOICE FINANCIAL, INC.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
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

On March 30, 2006 the Company amended its articles of incorporation and bylaws to change its name from Nationwide Financial Solutions, Inc. to Clear Choice Financial, Inc.

2.  SUBSTANTIAL DOUBT AS TO THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred substantial operating and net losses, as well as negative operating cash flow, during its fiscal year ended June 30, 2005. The Company additionally had working capital and stockholders’ deficits at June 30, 2005. In recognition of the preceding, the Company’s independent certified public accountants included an explanatory paragraph in their audit report on the Company’s financial statements for the fiscal year ended June 30, 2005 that expresses substantial doubt as to the Company’s ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent twelve month period. During the three and nine month period ended March 31, 2006, the Company continued to incur substantial operating and net losses, as well as negative operating cash flows. As a result of the preceding, substantial doubt remains as to the Company’s ability to continue as a going concern. The Company’s accompanying interim condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, management continues to believe that it will be able to timely procure, should such become necessary, debt and/or equity financing sufficient to meet the Company’s cash needs over the next twelve months.

CLEAR CHOICE FINANCIAL, INC.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
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

If and when, a client subsequently accumulates a previously agreed-upon cash balance in a designated savings account, access to which the Company is granted via a power-of-attorney, the Company commences formal negotiations with each of the client’s creditors with the objective of convincing them to accept a lump partial payment in full and complete satisfaction of the entire unpaid balance. If and when, the Company is successful in obtaining a legally-binding settlement with a creditor on behalf of a client, the Company then assesses the client a settlement fee. This earned settlement fee, which is based on a previously agreed to percentage of any reduction obtained in the pay-off balance, is typically realized by the Company immediately in its entirety via an electronic debit made directly against the client’s savings account. The Company recognizes each set-up and settlement fee earned on a cash basis upon receipt. Any payment received by the Company in advance of its complete performance of a related client service is reflected in the balance sheet as unearned income.

CLEAR CHOICE FINANCIAL, INC.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(unaudited)

Net Loss per Common Share
Net loss per common share - basic and diluted has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective fiscal period. For the three and nine month periods ended March 31, 2006 and 2005, the potentially dilutive effects of any then outstanding convertible notes and stock purchase warrants were excluded from the computation of net loss per common share—diluted as the effect of their inclusion would have been anti-dilutive.

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

4.  NOTES RECEIVABLE

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

On March 20, 2006 the Company issued a note receivable, to Bay Capital Corporation, (“Bay”) , in the amount of $500,000. The note accrues interest, at a stated rate of 12% per annum, and is payable to the Company on the earlier of the following: (i) September 20, 2006; (ii) the closing of the acquisition of all of the outstanding capital stock of Bay pursuant to that Stock Purchase Agreement dated December 9, 2005 and such amount will be payable according to the terms of the Stock Purchase Agreement, and (iii) termination of the Stock Purchase Agreement. Bay is required to pay interest monthly on the first day of each month, commencing April 20, 2006. The officers and shareholders of Bay, each executed a Personal Guaranty dated March 20, 2006 in favor of us, pursuant to which they unconditionally guaranteed to the Company the payment and performance of all obligations of Bay under the Note.

5.  NOTES PAYABLE

The Company is financing with an unrelated entity the premium of its directors and officers’ indemnification insurance policy. The note is unsecured, accrues interest at a stated rate of 9.25% per annum, and requires monthly payments of principal and interest aggregating $3,274 through June 23, 2006. As of March 31, 2006, the remaining balance on the note was $9,674.

On November 11, 2005, the Company secured $2,000,000 in debt financing from an unrelated party. The note calls for a fixed rate of interest at 12%, eleven monthly interest only payments of $20,000 and one principal and interest payment of $2,020,000. The note is due on November 8, 2006 and is secured by all the Company’s assets. As of March 31, 2006 the remaining balance of the note was $2,000,000.

CLEAR CHOICE FINANCIAL, INC.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(unaudited)

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

On November 23, 2005, the Company retained an unrelated party to provide public relations services over the next twelve months. Under the agreement, the Company issued 10,000 shares, valued at $37,500 of its common stock as a one-time fee.

On December 22, 2005, the Company entered into a stock purchase agreement and registration rights agreement with an unrelated party, whereby the Company sold 2,998,334 shares of its common stock for proceeds of $4,036,292, in cash, net of $461,208 paid to an unrelated individual as a finder fee.

On March 7, 2006, the Company retained an unrelated party to provide capital consulting services over the next seven months. Under the agreement, the Company issued 50,000 shares, valued at $75,000 of its common stock as a one-time fee.

7. SUBSEQUENT EVENTS

On April 5, 2006, the Company entered into a consulting agreement with DLG Associates, Inc. pursuant to which DLG was hired to recruit candidates for the position of Vice President, Mortgage Sales of the Company. The terms of the VP Sales Agreement provide that DLG will be paid a fee equal to 30% of the total projected annual cash compensation for the Vice President, Mortgage Sales hired by the Company. The fee payable to DLG shall be paid in stock of the Company as follows: (i) 50% on April 5, 2006; (ii) 25% on May 5, 2006; and (iii) the balance of the fee on the candidate’s start date with the Company, or upon termination of the VP Sales Agreement. DLG will also be paid its incurred out-of-pocket travel expenses.

On May 1, 2006, the Company, loaned to Bay Capital Corporation, $200,000 pursuant to a promissory note which accrues interest at an annual rate of 12%, is payable with interest to the Company on the earlier of the following: (i) June 1, 2006; (ii) the closing of the acquisition of all of the outstanding capital stock of Bay pursuant to that Stock Purchase Agreement dated December 9, 2005 and (iii) termination of the Stock Purchase Agreement.

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

For the year ended June 30, 2005 and the nine months ended March 31, 2006, we incurred losses of $1,839,628 and $1,592,331, respectively. We expect to increase considerably, our operating expenses in the future by expanding our services. We do not expect that our revenue will initially cover our cash needs, and cannot assure you that it will cover our cash needs for the foreseeable future. We continue to incur substantial operating losses and we continue to have a working capital deficit. As a result, we expect to incur further losses in the future.

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

In addition, under the Exchange Act and its regulations, any person engaged in a distribution of shares of our common stock may not simultaneously engage in market making activities with respect to the common stock during the applicable “cooling off” periods prior to the commencement of this distribution.

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

On March 30, 2006 the Company amended its articles of incorporation and bylaws to change its name from Nationwide Financial Solutions, Inc. to Clear Choice Financial, Inc. In connection with the Company’s name change, effective at the open of business on April 4, 2006, the trading symbol for our common stock on the Over-the-Counter Bulletin Board was changed from “NWFS” to “CLRC.”

Continuing Going Concern Uncertainty:

We incurred substantial operating and net losses, as well as negative operating cash flow, during the nine months ended March 31, 2006 and our fiscal years ended June 30, 2005 and 2004, and had working capital and stockholders’ deficits at June 30, 2005 and 2004. In recognition of the preceding, our independent registered public accounting firm included an explanatory paragraph in their audit report on our financial statements for the fiscal years ended June 30, 2005 and 2004 that expresses substantial doubt as to our ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. Our accompanying condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, we remain confident that we will be able to timely procure, should such become necessary, any debt and/or equity financing required to meet our cash needs over the next twelve months.

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

In an effort to expand the financial products and services offered by our Company and to implement our growth strategy, on December 9, 2005, we entered into a definitive agreement to purchase all the outstanding shares of Bay Capital Corporation (“Bay”) for approximately $8.1 million (consisting of cash and shares of the Company’s stock), subject to certain adjustments set forth in the definitive agreement. The acquisition of the outstanding shares of Bay is expected to occur during the forth quarter of fiscal 2006. Bay markets mortgage loan products, provides initial funding, gathers the loans into marketable pools, and then resells those pools to the investment community. Bay offers a large spectrum of mortgage products and is licensed to operate in 44 states and the District of Columbia. We believe that Bay’s ability to directly fund loans, national presence, and target-market, will be complimentary our current debt resolution services.

We believe that additional opportunities may exist for strategic acquisitions that would enhance growth, bring additional complimentary opportunities, and achieve further gains in operational efficiencies. We intend to aggressively search for these additional opportunities going forward.

Our cash and working capital positions have been strengthened by our receipt on July 18, 2005 of an aggregate of $675,000, in the private placement sale of our securities to an unrelated party and a debt financing of $2,000,000 on November 11, 2005. An additional private placement sale of our securities occurred on December 22, 2005 which raised an additional $4,036,292 in cash, net of $461,208 paid to an unrelated individual as a finder fee. While our current cash position represents our ability to cover our projected operating budget, given the continuing uncertainty regarding our prospective revenues, we currently are unable to reliably forecast our revenues for the corresponding twelve months ending June 30, 2006.

In anticipation of some degree of cash shortfall during the twelve months ending June 30, 2007, we currently are exploring certain potential sources of funding. We can provide no assurance that we will ultimately be successful in timely procuring at acceptable terms external debt and/or equity financing sufficient to cover any cash shortfall. To the extent that we were to be unsuccessful, our business would likely be materially harmed, the effects from which we may not recover.

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

Our Critical Accounting Policy

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

Our Results of Operations

Revenues

Our revenues were $84,996 and $91,894 for the three month period ended March 31, 2006 and 2005, respectively and were $303,774 and $245,113, respectively for the nine month periods ended March 31, 2006 and 2005. We principally attribute the decrease in our revenues for the three month periods ended March 31, 2006 to our decreased advertising efforts which resulted in fewer new clients enrolling in our debt resolution program. We principally attribute our increase in revenues for the nine months ended March 31, 2006 to the media advertising campaign during the first three months of our fiscal year.

Cost of Revenues

Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our client engagement personnel and allocated charges for rent, temporary personnel, basic telephone service, technology, utilities, and depreciation and amortization. Our cost of revenues consists of the direct costs incurred by us in the servicing of client accounts. Our costs of revenues were $30,083 and $36,005 for the three month periods ended March 31, 2006 and 2005, respectively, and $120,806 and $191,060 respectively for the nine month periods ended March 31, 2006 and 2005. Our other direct costs are more variable in nature; principally being commissions earned by our client engagement personnel and allocated charges for long distance telephone service, rent and postage.

As a matter of background, we had two personnel directly engaged in the servicing of client accounts at March 31, 2006, as compared to five during the same time period ended March 31, 2005. We principally attribute the decrease in our cost of revenues to the decrease in personnel, that included two supervisors, and the associated wage and benefit costs and to a lesser extent our allocated telephone, rent and utilities expenses.

Sales and Marketing Expenses

Our sales and marketing expenses consist of the costs incurred by us in the solicitation and acquisition of new clients. Our sales and marketing expenses were $97,870 and $197,062 for the three month periods ended March 31, 2006 and 2005, respectively and $410,391 and $462,518 respectively for the nine month periods ended March 31, 2006 and 2005. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our sales and marketing personnel and allocated charges for basic telephone service, technology, rent, utilities, and depreciation and amortization. Our other costs are more variable in nature, principally being lead acquisition, media advertising costs and allocated charges for long distance telephone service. We principally attribute the decrease in our sales and marketing expenses for the three and nine month periods to the decrease in our advertising and labor costs associated with the reduction in our media advertising campaign and the decrease in our sales personnel. As a matter of background, we had five and fourteen personnel engaged in sales and marketing activities at March 31, 2006 and 2005 respectively.

General and Administrative Expenses

Our general and administrative expenses consist of the costs incurred by us in the general administration of corporate matters. Our general and administrative expenses were $356,466 and $254,025 for the three month periods ended March 31, 2006 and 2005, respectively and $864,390 and $699,141 for the nine month periods ended March 31, 2006 and 2005, respectively. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our executive, and administrative support staff, insurance premiums, maintenance, and allocated charges for rent, utilities, technology, basic telephone service, and depreciation and amortization. Our other costs are more variable in nature, principally being office supplies, repairs, transfer agent fees and allocated charges for long distance telephone service.

As a matter of background, we had eight and seven personnel directly engaged in general and administrative activities at March 31, 2006 and 2005, respectively. We primarily attribute the increases in our general and administrative expenses for the respective 2006 periods to our recruiting efforts and outsourced public relations consulting, and to a lesser extent, additional travel and related expenses associated with our continuing efforts to acquire Bay Capital Corporation.

Professional Fees

Our professional fees consist of the costs incurred by us for legal, accounting and capital consulting matters. Our professional fees were $123,232 and $95,245 for the three month periods ended March 31, 2006 and 2005, respectively and $425,297 and $160,359 for the nine month periods ended March 31, 2006 and 2005, respectively. We principally attribute our increase in professional fees for the three month period ending March 31, 2006 compared to the respective 2005 period to the additional costs and expenses associated with being a public reporting company. Our increase in professional fees for the nine month periods ending March 31, 2006 versus the respective 2005 period is primarily related to expenses associated with being a public reporting company and to a lesser extent fees incurred for finders fees related to debt financing partially offset by a decrease in outsourced accounting fees.

Interest Income

Our interest income was $53,509 and $574 for the three month periods ended March 31, 2006 and 2005, respectively and $65,317 and $13,488 for the nine month periods ended March 31, 2006 and 2005, respectively. Our interest income for the respective 2006 period principally resulted from the interest earned on excess funds maintained in an interest bearing bank account, our notes receivable and to a lesser extent, our certificate of deposit that collateralizes our line of credit. In the comparable 2005 period we earned interest on excess funds in an interest bearing bank account.

Interest Expense

Our interest expense was $75,475 and $2,724 for the three month periods ended March 31, 2006 and 2005, respectively and $140,538 and $9,832 for the nine month periods ended March 31, 2006 and 2005, respectively. We principally attribute the increase in interest expense for the three and nine month periods ended March 31, 2006 from our borrowings from an unrelated party, the notes due to our officers and to a lesser extent, the financing on our insurance premiums. For the comparable three and nine month periods ended March 31, 2005, we attribute our interest expense to the borrowings we obtained from Shalimar Offices, LLC (“Shalimar”), a related company through common management control by Mr. Luke, from which we also lease our current facility, interest due on borrowings from an unrelated party and to a lesser extent the financing on our insurance premiums.

Net Losses

Our net losses were $544,621 and $492,593 for the three month periods ended March 31, 2006 and 2005, respectively. Our net losses for the six month periods ended March 31, 2006 and 2005 were $1,592,331 and $1,197,475 respectively. In summary, we principally attribute our continuing net losses to our efforts at expanding our services nationally and the costs and expenses associated with being a public reporting company.

Our Liquidity and Capital Resources

Overview:

At March 31, 2006, we had positive working capital of $3,107,288, inclusive of the current portion of outstanding notes payable of $2,009,674. At March 31, 2006, our only non-current debt obligation aggregated $249,824 representing an amount due to Stephen G. Luke, our Chief Executive Officer. We continue to seek external financing to cover our operating expenses and for the expansion of the services our Company offers to clients. For the nine months ended March 31, 2006 we netted $4,711,292 from the sale of our stock and acquired $2,000,000 in debt financing, partially offset by $1,000,000 in loans to unrelated parties.

Off Balance Sheet Arrangements

At March 31, 2006, our facility operating lease with Shalimar constituted our sole off-balance sheet obligation, which is required to be excluded from our balance sheet by accounting principles in the United States. This lease, which we entered into on April 1, 2004, is non-cancelable, has a five-year term, and currently requires us to make monthly rent payments of $6,282, which payments will increase annually by five percent. Our related minimum lease payment obligations at March 31, 2006 were as follows: by fiscal years ending June 30: 2006 - $18,846; 2007 - $74,777; 2008 - $78,576; 2009 - $61,154; Thereafter - none. Our lease additionally requires us to pay for certain related ancillary costs, principally property taxes, parking and common area maintenance. These ancillary costs, which are variable in nature, have approximated, and are expected to continue to approximate $9,000 per fiscal year.

Cash Flows

Operating Activities

Net cash used in operating activities was $2,047,528 and $1,311,346 for the nine month periods ended March 31, 2006 and 2005, respectively. Our operating activities during the nine month periods ended March 31, 2006 utilized net cash largely due to the incremental cash outlays made by us for professional services, to settle certain previously accrued for liabilities, accrued wages and accounts payable associated with the general operation of our Company.

Investing Activities

Net cash used by investing activities was $1,012,570 for the nine month period ended March 31, 2006 as compared to $441,481 cash provided for the nine months ended March 31, 2005. We attribute the cash used for the nine months ended March 31, 2006 due to loans we made to unrelated parties and to a lesser extent our purchases of equipment. In comparison, net cash provided by investing activities for the nine month period ended March 31, 2005 we attribute to our receipt of payments on our outstanding note from ISI, a related party, partially offset by our purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $6,694,194 and $830,354 for the nine month periods ended March 31, 2006 and 2005, respectively. Our financing activities provided us with a net cash inflow during the respective periods as a result of our receipt of proceeds from the issuance of common shares to an unrelated party, proceeds from a debt financing by un unrelated party and to a lesser extent, the debt financing of an insurance policy, partially offset by our debt repayments.

Planned Capital Expenditures

We currently have the following planned capital expenditures for the next twelve months ending March 31, 2007, which we currently anticipate funding with available working capital or vendor financing:

Computer hardware and software	$45,000
Furniture	25,000
Total planned capital expenditures	$70,000

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”), with the participation of management, performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which have been designed to permit us to ensure that information required to be disclosed by us in our filings is recorded, processed, summarized and reported in a timely manner. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of March 31, 2006 in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management and the Certifying Officers to allow timely decisions regarding required disclosure.

b) Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006, we have made no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On March 7, 2006, we entered into a Consulting Agreement with an unrelated party for investor relation services. In consideration of such services we issued 50,000 shares of common stock.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit	31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clear Choice Financial, Inc.

Dated May 19, 2006
	By:	/s/ Stephen G. Luke Name: Stephen G. Luke Chief Executive Officer and President

	By:	/s/ Darren R. Dierich Name: Darren R. Dierich Chief Financial Officer