Form 10KSB
period 2006-06-30
CLEAR CHOICE FINANCIAL, INC.
filed 2006-11-13
CIK 1307431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006
COMMISSION FILE NO.: 000-52071

CLEAR CHOICE FINANCIAL, INC.
(Exact Name of Registrant in its Charter)

NEVADA	33-1080880
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3231 S. Country Club Way, Suite 102, Tempe, AZ 85282
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's Telephone Number, Including Area Code: (480) 820-9766

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of Act: Common Stock,
Par value $.0001 per share.

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

For the fiscal year ended June 30, 2006, the issuer's revenues were $1,071,558

As of November 10, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $47 million. This aggregate market value is computed by reference to the last sale price of such common equity on such date.

As of November 10, 2006, the Registrant had 21,343,516 shares of common stock outstanding.

Transitional Small Business Format ☐ Yes ☒ No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Safe Harbor Statement

Part I of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to our company’s (i) belief that expansion of our sales force, acquisition of new broker customers and the competitiveness of our loan products and customer service will allow us to continue to compete; (ii) belief that we will continue to remain eligible to participate in correspondent lending programs; and (iii) belief that our capital base, cash reserves and cash flow from the sale of loans will be sufficient to enable us to execute our mortgage banking strategy.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Business Risk Factors”, starting on Page 6, and “Risks Related to our Comon Stock”, starting on Page 11, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

BACKGROUND

We were incorporated on September 21, 2001 under the laws of the State of Nevada as NB Acquisitions, Inc. In March 2004, we entered into a share exchange agreement with National Interest Solutions, Inc., (“NIS”), a privately-held debt resolution company organized and incorporated on October 24, 2001 under the laws of the state of Arizona. In April 2004, we changed our legal name to Nationwide Financial Solutions, Inc. and again on March 30, 2006, to Clear Choice Financial, Inc. (“CCF”). We continue to operate, as did NIS, a debt resolution company.

On May 31, 2006, we purchased all of the then outstanding shares of Bay Capital Corp. (“Bay”), a Maryland based mortgage banking company. Bay provides lending programs tailored to borrowers commonly referred to as “nonconforming borrowers”, who are individuals with credit that does not meet conventional guidelines or who require non-conventional loan terms with respect to loan-to-value, debt ratio, cash-out or documentation and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. Bay operates as a wholly owned subsidiary of Clear Choice Financial, Inc. (hereinafter, “we,” ”us”, and “our”).

OUR BUSINESS

Our Debt Resolution Program

Our Debt Resolution Program is comprised of two distinct phases, a client set-up phase and a debt settlement phase, which are described below:

Client Set-Up Phase:

• File creation - We initially establish a comprehensive file for each client with all relevant personal and financial data, including, but not necessarily limited to, recurring income sources, past and current spending practices, critical prospective living expenses and outstanding debt obligations. We proceed to execute a services contract with each client formally engaging us and setting forth all related fee terms. Lastly, we obtain two power-of-attorneys from each client: one authorizing us to engage their creditors in discussions and negotiations and redirecting all subsequent communications from the creditors to us; and another authorizing us to debit via electronic fund transfers the designated “savings” bank account, as discussed below, for all fees earned.

• Debt analysis - We perform a detailed analysis of each client’s debt obligations, with a particular emphasis on identifying those unsecured debts that are eligible for inclusion within our debt resolution program. We do not accept into our program any secured debts, government-sponsored loans, judicial fines and the like.

• Budget formulation - We formulate a monthly budget for each client, which if adhered to, will enable them to accumulate over an agreed-upon timeframe, typically ranging up to 48 months, a cash balance that we estimate will be sufficient to subsequently entice their unsecured creditors to accept in full and final settlement of all unpaid balances. The related designated “savings” account is established by the client as a bank account separate from any existing bank accounts and remains under their ownership and control.

• Creditor contacts - We initially contact each client’s unsecured creditors to advise them that we now represent the client and request that all subsequent communications, billings and collections efforts be directed to us.

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

Our Mortgage Banking Business

Our mortgage banking subsidiary consists solely of the operation of Bay, which originates single family and second residential mortgage loans for non-conforming borrowers who generally do not qualify for conventional lending programs due to a lack of available documentation or previous credit difficulties. Due to the nature of the type of loan and risk associated with lending to this type of borrower, we charge higher mortgage loan origination fees and interest rates than those charged by conventional lenders. We have the ability to provide mortgage loans in 39 states by means of underwriting, processing, funding, servicing and eventually selling the mortgage loan through our regional or branch offices in Irvine, California; Las Vegas, Nevada; and Owings Mills, Maryland.

Through our dedicated sales force, of account executives and loan officer’s, our loan products are offered to approved mortgage brokers and consumers directly, who submit for underwriting and funding, their residential mortgage loans. We maintain strict underwriting criteria which reflect the requirements of our investors or loan purchasers and enforce compliance with applicable state and federal regulations for mortgage bankers.

We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to the sale to investors on a servicing-released basis. We are generally allowed to borrow 98%-100% of the par value of the loan and must comply with various lender covenants restricting, among, other things, the absolute level of leverage, requiring minimum levels of net worth and working capital.

We offer a wide selection of mortgage products including fixed and adjustable rate mortgages, ranging from one to 50 years in term. All of our loan products are designed according to standards required by secondary market investors to ensure liquidity.

Credit Risk Management

We make various representations and warranties to our secondary market investors, as to the loans sold, including representations that the loans were, underwritten to the investors' standards; originated in compliance with various laws and regulations; and not the subject of known fraud. As such, we have established various policies and controls relating to credit risk management to ensure that all loans are originated in a standardized fashion and in accordance with our policies and procedures, and to ensure that our loan originations are saleable and that repurchases are minimized. In determining the adequacy of the mortgaged property as collateral, an appraisal is completed for each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the market value of comparable homes and the cost of replacing the home. The value of the property being financed, as indicated by the appraisal, must be such that it currently supports, and is anticipated to support in the future, the outstanding mortgage loan balance.

Loan Sales

One of our primary sources of revenue is the gain on the sale of mortgage loans. We sell loans to investors (referred to as the secondary market) at market rates, which usually are above our cost basis in these mortgage loans. We use a centralized pricing function to ensure that mortgage loans are originated and funded in accordance with our pricing strategies, which reflect the secondary gain target for each loan product. We continually expand our investor base, to ensure that we can sell a broad level of loan products and have adequate loan sale liquidity.

Regulatory Oversight

Our mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), FNMA, FHLMC, the Governmental National Mortgage Association ("GNMA"), and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing, and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting the activities of our Company. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination, and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, establish eligibility criteria for mortgage loans, and fix maximum loan amounts. Mortgage origination activities are generally subject to the provisions of various federal and state statutes including, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act of 1970, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act of 1974 ("RESPA"), the Fair Housing Act, and the regulations promulgated thereunder, which, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit interest rates, fees and charges paid by borrowers and lenders, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered.

Competition

We compete with banks, mortgage bankers and other entities originating conforming and non-conforming mortgages. Many of these companies have been in business longer than we have and have larger scale organizations and greater financial resources than we do. We compete for business based on pricing, service, fees, underwriting features and other factors. Competitiveness has increased in this shrinking mortgage market, putting pressure on the market competitors to reduce pricing to sustain origination volumes and market share. We believe that expansion of our sales force, acquisition of new broker customers and the competitiveness of our loan products and customer service will allow us to continue to compete.

Our Internet Address

Our internet address is: www.clearchoicecorp.com.

Employees

At June 30, 2006 we employed 136 fulltime employees and 2 part-time employees. Our lending segment included 51 branch personnel, 5 west coast and 38 east coast lending operations support and 27 account executives. We employ 17 full time executive and administrative support employees, inclusive of 3 debt resolution specialists, at our Tempe, Arizona corporate headquarters.

Business Risk Factors

Risk Factors Affecting Future Results

Investing in our common stock involves a high degree of risk. In addition to the other information contained in this Annual Report, you should carefully read and consider the following risk factors. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and could result in a complete loss of your investment or a severe reduction in the trading price of our common stock.

Loans made to nonconforming borrowers entail relatively higher delinquency and default rates which would result in higher loan losses.

We make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a relatively higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, may result in higher levels of realized losses. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk of delinquency and default typically only extends to the first payment but can extend up to the third payment. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. Any failure by us to adequately address the delinquency and default risk associated with nonconforming lending could harm our financial condition and results of operations.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans and, as a result, our results of operations may be affected.

There are many aspects of credit that we cannot control and our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults and losses. Our comprehensive underwriting process may not be effective in mitigating our risk of loss on the underlying loans. Further, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions, natural disasters, over-leveraging of the borrower, and reduction in personal incomes. The frequency of defaults and the loss severity on loans upon default may be greater than we anticipated. Interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, sub-prime loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses. Expanded loss mitigation efforts in the event that defaults increase, could increase our operating costs. To the extent that unforeseen or uncontrollable events increase loan delinquencies and defaults, our results of operations may be adversely affected.

We are dependent on warehouse purchase agreements to provide short-term financing.

We are currently dependent upon warehouse purchase agreements to provide short term financing of our mortgage loan originations and acquisitions. Our loan inventory is pledged as collateral for these lines and we typically borrow 98% to 100% of the par balances of the loans we originate. These warehouse purchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we breach a covenant contained in any warehouse agreement, the lenders under all existing warehouse agreements could demand immediate payment of all outstanding amounts. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, or any demand by warehouse lenders for immediate payment of outstanding balances could harm our lending operations and have a material adverse effect on our results of operations, financial condition and business prospects.

We have incurred losses in the past and cannot assure you that we will be profitable in the future.

For the fiscal year ended June 30, 2006 and 2005 we incurred losses of $3,590,551 and $1,839,628, respectively. We expect to increase considerably, our operating expenses in the future by expanding our marketing programs to solicit and attract new clients. We do not expect that our revenue will initially cover our cash needs, and cannot assure you that it will cover our cash needs for the foreseeable future. We continue to incur substantial operating losses and we continue to have a working capital deficit. As a result, we expect to incur further losses in the future.

Additional required capital may not be available at attractive terms or at all.

To date, we have financed much of our operations through cash from the private sale of our securities, loans from our officers and directors, and by borrowing funds from third parties. We cannot assure you that future financing, whether from unrelated external sources or related parties, will be available at acceptable terms or at all. If we are unable to obtain adequate financing, we may have to curtail business operations and limit acquisitions of other businesses and assets, which would have a material negative effect on operating results and may result in a lower stock price.

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

Our strategy to seek rapid growth includes acquiring other businesses and assets. This strategy will place a significant strain on our managerial, operating, financial and other resources, including our ability to ensure client satisfaction. Our expansion efforts will also require significant time commitments from our senior management and will place a strain on their ability to manage our existing business. Our future performance will depend, in part, upon our ability to manage this growth effectively and to integrate the businesses we acquire. To that end, we may have to undertake the following improvements, among others:

•	Implement additional management information system capabilities;

•	Further develop our operating, administrative and financial systems and controls; and

•	Hire and train additional management personnel and employees.

If we are unable to successfully integrate the businesses that we acquire, it could adversely affect our ability to achieve anticipated levels of cash flows from the acquired businesses or realize other anticipated benefits of those acquisitions.

Many of our competitors are larger and have greater financial and other resources than we do.

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

Our authority to issue preferred stock may make a third-party acquisition of our company more difficult.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. The issuance of preferred stock could inhibit a change in control by making it more difficult to acquire the majority of our voting stock and thereby making the purchase of our shares by new investors less likely. A lesser interest in the purchase of our shares could reduce our market price or make it more difficult for stockholders to sell their shares. No preferred shares are currently outstanding.

Expanding our market presence in a contracting market may not be successful.

Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. Wherever possible we are managing staffing levels and utilizing our existing infrastructure to balance our loan production while growing our sales presence in existing and new markets. Our expansion is based upon increasing a proportion of variable costs while reducing the fixed cost per loan. There can be no assurance that this strategy will be successful in the face of competition and a contracting marketplace.

Our mortgage banking revenues can fluctuate from period to period based on a number of factors.

Our operating results may in the future, fluctuate significantly from period to period as a result of a number of factors, including; the volume of loan origination, interest rates, and the value of funded loans not yet committed for sale. Accordingly, the consolidated net income of our Company may fluctuate from period to period. Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the subsequent quarter, our results of operations for the previous quarter could be significantly depressed.

We depend on correspondent investors and secondary markets.

Our ability to generate gains on the sales of mortgages is largely dependent upon the continuation of correspondent lending programs offered by correspondent lenders, as well as our continued eligibility to participate in such programs. We are not aware of any proposed discontinuation of, or significant reduction in, the operation of these programs. Any such changes could have a material adverse effect on our operations. We anticipate that we will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect our operations.

Repurchased or non-saleable loans may adversely impact results of operations and our financial position.

In connection with the sale of loans to investors, we make a variety of representations and warranties regarding the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and in the loan file. In the event that an investor finds that a loan or group of loans violates our representations, the investor may require us to repurchase the loan or loan group and bear any potential related loss on the disposition of the loans, or provide an indemnification for any losses sustained by the investor on the loans. Additionally, we may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring us to sell the loans at a significant discount. We have hired experienced personnel at all levels and have established significant controls to ensure that all loans are originated to our underwriting standards, and are maintained in compliance with all of the representations made by us in connection with our loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate our lending policies and, accordingly, we are subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, we would correct the flaws if possible and re-sell the loan in the market. We have created repurchase reserves to provide for this contingency on our financial statements, but there can be no assurances that these reserves are adequate, or that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of our Company. Additionally, should an investor or group of investors experience an adverse trend of non-compliant loans from our Company, we could lose the privilege of selling loans to the investor(s), which could have a material adverse impact on our ability to sell our loans and thus adversely impact the results of operations or the financial condition of the Company.

The nationwide scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

We originate mortgage loans in many states. We must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years and in addition, individual cities and counties have begun to enact laws that restrict loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to the following consequences, any of which could have an adverse effect on our ability to operate our business and our financial results:

• civil and criminal liability;

• loss of approved status;

• demands for indemnification or loan repurchases from purchasers of our loans;

• class action lawsuits;

• assignee liability, which may make our loans unsaleable; and

• administrative enforcement actions.

We must attract and retain qualified account executives and qualified personnel to produce our desired level of revenues.

The Company relies on commissioned account executives to generate loan referrals from professional mortgage brokers. These account executives typically have established relationships with brokers. The Company's overall loan fundings are dependent upon the number of account executives, and as such, sustained loan production and market share growth are dependent on the successful retention and recruitment of the sales force. Similarly, the Company relies on the expertise of its employees in other facets of operations, including underwriting, capital markets, risk management, and finance and accounting. Competition for qualified employees is intense and there are a limited number of people with knowledge of, and experience in, the industry. Our success depends to a significant degree upon our ability to attract and retain qualified enrollment representatives and other personnel and upon the continued contributions of such people. The process of locating personnel with the skills required to carry out our strategies may be lengthy and costly. We do not have employment agreements with any of our executive officers nor do we carry key man insurance on their lives. Therefore, our employees may voluntarily terminate their employment with us at any time. We have experienced significant attrition in the past and cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could reduce our ability to operate our business, and as a result, our revenue from operations.

Capital shortages could impede the ability to execute our mortgage banking strategy.

Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 0.5% to 2.0% of the cost basis of these loans. While we believe our capital base, cash reserves and cash flow from the sale of loans will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

We are subject to losses due to errors or fraudulent acts on the part of loan applicants, employees or mortgage brokers.

Many of the mortgage loans we originate are referred to us by mortgage brokers, who assist loan applicants in obtaining mortgage loans. As such, the mortgage brokers provide the loan application, property appraisal, credit report and other supporting documentation directly to our underwriters to make approval or denial decisions, with little involvement or oversight by our employees. Mortgage brokers may make mistakes in completing the documentation for a loan, leading to an increased risk of our holding a non-saleable loan or of indemnifying or repurchasing loans from investors.

Further, in rare cases, the mortgage broker may knowingly or unknowingly submit an application wherein multiple parties to the transaction (borrower, appraiser, seller, or title insurer) work in collusion to inflate the property value and/or falsify other documentation in order to obtain a mortgage loan. These types of fraudulent mortgage loans will have a high risk of default, and will likely not be fully recoverable through disposition of the underlying property securing the mortgage loans. Additionally, in the case of Alternative A loans, which in some cases permit the borrower to "state" their income but not have to provide income documentation, the mortgage broker may intentionally coach a borrower to make material misrepresentations in order to qualify for a loan.

Should material fraud be detected on a mortgage loan prior to sale to an investor, the mortgage loan may have to be sold at a significant discount or may not be saleable. Should material fraud or mistakes in loan documentation be detected after a mortgage loan is sold to a correspondent investor, we may be required to repurchase the loan or indemnify the investor. While the investor and/or we can initiate foreclosure proceedings on any loan deemed to be fraudulently obtained, we could incur significant losses on these fraudulent mortgage loans if principal or interest is not fully recovered through the foreclosure and disposition of the underlying property securing the mortgage loan.

We have established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with our underwriting standards. We have representations and warranties agreed upon by our correspondent lending customers to repurchase loans that do not meet certain standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course of business. Additionally, we have numerous controls and processes to ensure that all of the mortgage loans applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However, there can be no assurances that the broker and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by our personnel or by electronic fraud checks utilized by us. Should we originate a significant number of fraudulent loans or loans based on inaccurate documentation, and incur costs or losses that cannot be recovered through contractual remedies we have with our brokers, correspondents or other vendors, our results of operations and financial condition could be materially adversely affected.

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

“Penny stocks” are equity securities with a market price below $5.00 per share, exclusive of those that are registered on a national exchange; included for quotation on the NASDAQ system; or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

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

Also, under the Exchange Act and its regulations, any person engaged in a distribution of shares of our common stock offered by any prospectus may not simultaneously engage in market making activities with respect to the common stock during the applicable “cooling off” periods prior to the commencement of the distribution.

ITEM 2. DESCRIPTION OF PROPERTY
Clear Choice currently occupies approximately 3,598 square feet of office space, with an annual rental rate of approximately $75,000, at 3231 S. Country Club Way, in Tempe, Arizona. This space also serves as our executive offices. Our subsidiary, Bay Capital Corp., occupies approximately 13,000 square feet of office space, with an annual rental rate of approximately $317,000, located at 10811 Red Run Blvd., in Owings Mills, Maryland, which serves as an operation center. In addition, Bay also occupies approximately 34,000 square feet of office space at annual rental rate of approximately $379,000 for branch sales and operations centers located in various states.

ITEM 3. LEGAL PROCEEDINGS

On September 1, 2006, we were notified of a class action complaint filed with the United States District Court, Eastern District of Missouri, naming Bay Capital Corp. as the defendant. The complaint asserts Bay Capital violated the Fair Credit Reporting Act by mailing a promotional letter to a resident in the state of Missouri. The claim for damages is estimated at $1,000. The Company is actively pursuing a dismissal of the claim.

On September 11, 2006, the Company received an order of dismissal with prejudice in its claim and counterclaim with Telavergence, Inc. The Company settled this case for $6,000 as payment in full for the outstanding balance of approximately $13,000. The Company asserted a faulty telephone system was sold to them by Televergance and in turn, refused to submit final payment until such time as the vendor cured the outstanding issues.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

The principal market on which our common stock is traded is the OTC Bulletin Board. Our ticker symbol is CLRC.

The following table sets forth the high and low bid information for our common stock for each quarter, since June 30, 2005. This information was received from the OTC Bulletin Board. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

On June 30, 2006, the closing price for the Company’s common stock was $4.00 per share.

		High:	Low:

For the quarter ended:
(Commencing June 15, 2005)	June 30, 2005	$2.50	$1.13
	September 30, 2005	3.65	3.50
	December 31, 2005	4.25	3.90
	March 31, 2006	6.10	6.00
	June 30, 2006	4.00	4.00

Holders of our Securities.

The approximate number of holders of record of our common stock, as of June 30, 2006, was 156. This information was obtained from Corporate Stock Transfer, our transfer agent.

Equity Compensation Plans

The following table presents the number of stock options and warrants that were and were not approved by our stockholders as of June 30, 2006.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	-	$-	5,630,805
Equity compensation plans not approved by shareholders	145,466	6.00	-

Total	145,466	$6.00	5,636,805

All the above warrants were granted by NBA in September 2001 in connection with the final decree of bankruptcy of its former parent company, New Bridge, Inc.

Dividends.

No dividends have been paid on our common stock; we do not foresee paying any dividends on our stock in the near future.

Recent Sales of Unregistered Securities
During the fiscal year ended June 30, 2006, we issued the following common shares as set forth below.  These shares were offered and sold without registration under the Securities Act, in reliance upon the exemption provided in Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated thereunder. The transactions were exempt under Section 4(2) of the Securities Act insofar as: (1) each investor was an accredited investor as defined in Rule 501(a) of Regulation D; (2) no offers of sales under the offering were effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (3) the transfer of the securities in each of the offerings was restricted, as required by Rule 502(d). No underwriting discounts or commissions were payable with respect to the offering or sale of the securities listed below.

In July 2005, we issued 37,500 shares of our common stock to an investment banking firm for acquisition research and potential target identification.

In July 2005, we issued 1,250,000 shares of our common stock, to Pursuit Capital, LLC, in exchange for $750,000 in cash net of a finder’s fee of $75,000.

In October 2005, we issued 17,000 shares of our common stock to James Stock for public relations and corporate communications services.

In November 2005, we issued 10,000 shares of our common stock to Bjourn Yournet for investment banking services.

In December 2005, we issued 2,998,334 shares of our common stock to Pursuit Capital, LLC, in exchange for $4,497,501 net of a finder’s fee of $449,501.

In March 2006, we issued 50,000 shares of our common stock to Yahara Wilson for market research and business planning services.

In April 2006, we issued 200,000 shares of our common stock to William L. Mullins as payment for a debt financing fee.

In June 2006, we issued 13,254 shares of common stock to retain an executive recruiting firm, David Guilford, to assist us with staffing needs.

In June, 2006 we issued 50,000 shares of our common stock to Talbot Consulting, for mortgage banking consulting services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Forward-Looking Statements
This portion of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) plan to cover capital expenditures for the next twelve months with available working capital or vendor financing; (ii) expectation that we return to profitability; (iii) expectation that we raise capital or secure debt financing; and (iv) belief that we achieve our 2007 goals.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Business Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview- Executive Summary

Known Material Trends and Challenges for 2007

We expect another challenging year for the mortgage industry in 2007 and we intend to seek to take advantage of opportunities in these difficult times. We enter 2007 after merging Bay Capital and Allstate Home Loans into our business lines this past year. Our primary goal for 2007 is to grow our sales force and loan volume.

We would like to see our loan volume approach $100 million a month by the end of 2007. This goal will be achieved by the addition of retail and affiliated branches to our operating network. The retail network allows us a more stable earnings stream as we blend the retail business into our wholesale operations.

We seek to establish a regional geographic operational hub for our mortgage business in 2007. The Las Vegas market offers us a significant opportunity with some of our existing operational personnel already there. It would be one of our goals for 2007 to establish an expanded office in Las Vegas.

As well, we intend to relocate all our other corporate and regional offices in 2007. Those would be Owings Mills, Maryland; Irvine, California and our corporate headquarters currently based in Tempe, Arizona. We will seek to instill a new more polished image in our company in 2007.

We intend to rename all our mortgage lending operations under one name, Clear Choice Lending. This will give us better branding, image and client recognition. We have a broad based sales teams operating throughout the country with at least 37 operating state licenses.

In loan origination we have found our east coast loans to be smaller in size than the west. We are using our Irvine, California operations center to emphasize larger loan sizes.

Americans have used their houses as the number one investment class in their net worth for the last decade. As with all bull market runs, the recent correction in real estate has brought on several other factors. Mortgage fraud and misrepresentation is at an all time high. Clear Choice is being very careful in its due diligence of mortgage applications, but the environment in which we operate is most challenging. Risk management in these times is critical.

Our acquisition strategy going forward will be to emphasize the addition of retail and affiliated branches. On a broader basis, we seek to look at companies that offer us cross-selling opportunities within our mortgage pipeline. Ours is a company where a lead generation platform makes a great deal of sense.

Our debt resolution business has not shown the growth that we had hoped and we are examining options regarding the sale of that business. Debt resolution should not be viewed as part of our long term business strategy.

One item that affected us adversely in 2006 was the SEC self reporting and subsequent internal investigation. The time requirements of that investigation affected management’s ability to give full attention to the Bay and Allstate acquisitions. The time period that this took, capital requirements to meet the bills and energy from our management team hurt our company, almost irreparably. We are hopeful that these events are behind us as we diligently move forward to run a company ethically and with dynamic vision.

We would expect in 2007 that the business platform under which we operate would grow and diversify dramatically. We operate in an industry where there are mostly giant companies. Clear Choice as a result through sheer size has an opportunity to move much more quickly in decision making and execution.

In summary, we view 2007 as a year of major future growth. We have reason to be optimistic coming out of a year of two acquisitions and integrating them. Our challenge is to manage our cash to meet basic day to day operations in our business. Our opportunity is to use our public equity to make acquisitions.

Introduction
This discussion of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes for the fiscal years ended June 30, 2006 and 2005 included at the end of this Form 10-KSB.

Organizational History and Nature of Business:

In March 2004, NB Acquisitions, Inc. ("NBA"), a privately-held, non-operating shell company with no assets or liabilities, previously organized and incorporated on September 21, 2001 under the laws of the State of Nevada, entered into a share exchange agreement (the "Agreement") with National Interest Solutions, Inc. ("NIS"), a privately-held operating company previously organized and incorporated on October 24, 2001 under the laws of the State of Arizona. For legal purposes, the Agreement constituted an acquisition by NBA of NIS as NBA acquired all of the then outstanding shares of NIS' common stock. Shortly thereafter, in April 2004, NBA changed its legal name to Nationwide Financial Solutions, Inc.,

For accounting purposes, the preceding Agreement did not constitute a business combination given that NBA was merely a shell company with no economic substance. Instead, the Agreement constituted a recapitalization of NIS whereby NIS would grant NBA a minority ownership interest in exchange for it gaining access to NBA's assembled shareholder base, thereby potentially facilitating any prospective capital raising efforts. Accordingly, the financial statements solely reflect the historical operations and related financial results of NIS. Immediately after the related July 28, 2004 issuance by NBA of 8,253,400 shares of its common stock to the former shareholders of NIS as per the Agreement, the former shareholders of NIS and NBA owned 89.2% and 10.8%, respectively, of the then issued and outstanding common shares of the legally merged entity (hereinafter, "we," "us," and "our"). We are, as was NIS, a debt resolution company retained by individuals with significant unsecured debt that may be experiencing financial difficulties. Through our fee-based debt resolution program, we attempt to assist our clients in eliminating part or all of their unsecured debt. We remain, as was NIS, a Nevada Corporation.

On March 30, 2006, our shareholders voted to change the name of the Company to Clear Choice Financial, Inc., (“Clear Choice”), to better reflect the Companies vision of becoming a financial solutions provider. On December 9, 2005 we entered into a stock purchase agreement with the shareholders’ of Bay Capital Corp., (“Bay Capital”), a Maryland based mortgage broker and banker. We consummated this transaction on May 31, 2006 whereby we purchased all of the outstanding shares of Bay Capital, creating the only subsidiary of Clear Choice. The following discussion includes the consolidated results of our mortgage banking and debt resolution segments. Our consolidated results include one and twelve months of Bay Capital and Clear Choice respectively.

Our Mortgage Banking Business

We generate revenue in our mortgage banking subsidiary by originating loans, servicing these loans on an interim basis and then selling these loans to secondary market investors. We finance, or close, our loans utilizing our lines of credit (“warehouse lines”) until such time as we sell, either in bulk or individually, our loans to an investor. As a mortgage banker, we are subject to certain market risks, such as the price an investor is willing to pay for our loans, interest rates, the cost of our funds, the housing market, and the economy in general. We predominately originate mortgage loans to non-prime borrowers that do not meet the criteria or credit rating to be considered prime borrowers. We are licensed to close loans in 39 states with branch operations in California, Maryland, Nevada, North Carolina, Pennsylvania and Virginia.

Our sources of revenue from our mortgage banking segment include the following;

•	Origination fees
•	Interest income
•	Gain on loan sales

With our dedicated sales force and account executives, we offer our loan products to approved wholesale mortgage brokers, who refer loans to us for underwriting and funding. Our operation centers in Maryland and Nevada process loan files, with all funding being concentrated out of the Maryland center. We retain the funded loan files until such time as they are sold to an investor.

Our Debt Resolution Business

Our clients consist of individuals with significant unsecured debt that may be experiencing financial difficulties, thereby making the collection of any receivable by us highly doubtful. We initially assess each new client a non-refundable set-up fee for file creation, debt analysis, budget formulation, and initial creditor contacts. This set-up fee, which is based on a percentage of the client's total unsecured debt accepted by us into our debt resolution program, is fully earned by us upon our completion of the above services and is typically paid by the client in equal monthly installments over a subsequent six-month period. Upon completion of the above set-up services, we have no further obligations to the client.

If and when, a client subsequently accumulates a previously agreed-upon cash balance in a designated savings account, access to which we are granted via a power-of-attorney, we commence formal negotiations with each of the client's creditors with the objective of convincing them to accept a lump partial payment in full and complete satisfaction of the entire unpaid balance. If and when, we are successful in obtaining a legally-binding settlement with a creditor on behalf of a client, we then assess the client a settlement fee. This earned settlement fee, which is based on a previously agreed to percentage of any reduction obtained in the pay-off balance, is typically realized by us immediately in its entirety via an electronic debit made directly against the client's savings account. In certain limited cases, we subsequently realize an earned settlement fee in monthly installments over an agreed-upon time period.

We recognize each set-up and settlement fee earned on a cash basis upon our subsequent receipt of related client payments. Any payment received by us in advance of our complete performance of a related client service is reflected in our balance sheet as unearned income.

Critical Accounting Policies

A critical accounting policy is distinguished from other significant accounting policies by the fact that it requires management to make certain underlying accounting estimates and assumptions regarding matters that are inherently subject to a higher than usual degree of uncertainty, and, as a result, are more susceptible to prospective material changes. We have assessed each of our significant accounting policies and have concluded that our accounting policy for income taxes, revenue recognition and the allowance for loan losses on our mortgage loans held for sale and investment would reasonably constitute critical accounting policies.

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

We recognize revenue from loan sales at the time an investor purchases our loans. In the event our cost basis in a loan held for sale is more than could be obtained by sale in the marketplace, an adjustment would be recorded, also referred to as the lower of cost or market. Absent any adjustments, our loans are carried at the fair value or book value. Included in our loans held for sale is a loan loss allowance. We provide market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale. We also accrue for liabilities associated with loans sold, which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change. Our estimate of expected losses could increase if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

Our debt resolution clients consist of individuals with significant unsecured debt that may be experiencing financial difficulties, thereby making the collection of any receivable highly doubtful. We initially assess each new client a non-refundable set-up fee for file creation, debt analysis, budget formulation, and initial creditor contacts. This set-up fee, which is based on a percentage of the client’s total unsecured debt accepted into our debt resolution program, is fully earned by the Company upon its completion of the above services and is typically paid by the client in equal monthly installments over a subsequent six-month period. Upon completion of the above set-up services we have no further obligation to the client. If and when, a client subsequently accumulates a previously agreed-upon cash balance in a designated savings account we commence formal negotiations with each of the client’s creditors with the objective of convincing them to accept a lump partial payment in full and complete satisfaction of the entire unpaid balance. If and when, we are successful in obtaining a legally-binding settlement with a creditor on behalf of a client, we then assess the client a settlement fee. This earned settlement fee, which is based on a previously agreed to percentage of any reduction obtained in the pay-off balance, is typically realized by us immediately in its entirety via an electronic debit made directly against the client’s savings account. We conservatively recognize each set-up and settlement fee earned on a cash basis upon receipt. Any payment received by us in advance of its complete performance of a related client service is reflected in the balance sheet as unearned income.

Our Results of Operations

Overview: We consummated the acquisition of Bay Capital Corp. on May 31, 2006. The following discussion includes the one month results of Bay Capital operations and should be read in conjunction with our Audited Consolidated Financial Statements for the fiscal years ended June 30, 2006 and 2005. On a comparative basis, our results of operations, liquidity, and cash flows discussion may not be indicative of future results due to the acquisition of Bay Capital and the inclusion of the related results in our financial statements herewith.

Selected Consolidated Summary Financial Data

	2006	2005	Change
Revenue	$1,071,558	$357,546	$714,012
Employee compensation and related	1,956,752	1,196,549	760,203
Selling and marketing	208,928	280,056	(71,128)
Occupancy and related	159,940	135,579	24,361
Professtional fees	941,029	267,285	673,744
Other general and admisitrative	1,284,572	382,508	902,064
Total operating expenses	4,551,221	2,261,977	2,289,244
Non-operating, net (expense) income	(110,888)	2,914	113,802
Net loss	$(3,590,551)	$(1,901,517)	$(1,689,034)

Selected Summary Financial Data- Debt Resolution

	Fiscal Year Ended
	June 30,
	2006	2005	Change
Revenue	$365,886	$357,546	$8,340
Employee compensation and related	1,070,852	1,196,549	(125,697)
Selling and marketing	126,439	280,056	(153,617)
Occupancy and related	96,972	135,579	(38,607)
Professtional fees	808,817	267,285	541,532
Other general and admisitrative	878,170	382,508	495,662
Total operating expenses	2,981,250	2,261,977	719,273
Non-operating, net (expense) income	(111,822)	2,914	(114,736)
Net loss	$(2,727,186)	$(1,901,517)	$(825,669)

Selected Summary Financial Data- Mortgage Banking

One Month Ended
June 30,
2006
Revenue	$705,672
Employee compensation and related	885,900
Selling and marketing	82,489
Occupancy and related	62,968
Professtional fees	132,212
Other general and admisitrative	406,402
Total operating expenses	1,569,971
Non-operating, net income	(934)
Net Income (loss)	$(863,365)

Our Revenues

Our revenues were $1,071,558 and $357,546 for the twelve months ended June 30, 2006 and 2005, respectively. We principally attribute our revenue increase to the purchase of Bay Capital which accounted for 65.8% of our total revenue. We had revenues of $365,886 from our debt resolution segment for the twelve months ended June 30, 2006 as compared to $357,546 for the twelve months ended June 30, 2005. We attribute our 2.3% increase in debt resolution revenue to the radio advertising in certain geographical markets during the first quarter of fiscal year 2006.

Our mortgage banking segment earns revenue from originating a loan in one of our branches, the interim servicing of a loan or the interest income and the sale of a loan to a secondary market investor.

•	Origination income reflects the fee we charge a borrower to process and underwrite a loan. In accordance with FAS 91, we defer these fees until such time as the loan is sold to a secondary investor.
•
Interest income or loss represents the difference between the interest we charge the borrower and our cost of funds on our warehouse lines. We earn interest on a loan from the date the loan in funded until the loan is sold.

•	Gain on loan sales represents the excess of the principal balance of the loans we sell to an investor versus the price the investor is willing to pay for our loan.

As a matter of additional background, for the one month ended June 30, 2006, our mortgage banking segment funded new loans with principal balances in excess of $32 million, or 173 units and sold loans to investors in excess of $17 million or 129 units.

Our interest expense exceeded our interest income due to rising interest rates and the cost of funds on our non-performing loans. As of June 30, 2006, we had approximately $1.7 million in loans outstanding on our warehouse line that were considered to be impaired. Our non-performing loans have been repurchased, in prior months, from secondary market investors due to the borrower being in a default status or behind in payments. We currently do not hedge against interest rate risks or our repurchase exposure.

We sell loans to secondary market investors subject to certain terms and conditions, which generally require us to repurchase loans or indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans, and first payment defaults. Our allowance for recourse liabilities associated with loan sales represents an estimate of losses that may occur as a result of these guarantees, and is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect, may extend the life of the loan. Our net increase in the allowance for loan losses was $117,356 for the one month ended June 30, 2006.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were $4,551,221 and $2,261,976 for the twelve months ended June 30, 2006 and 2005 respectively. Our selling expenses consist of the costs incurred by us to obtain new debt resolution clients and mortgage banking borrowers. Our general and administrative expenses include the costs associated with our operating segments. Historically, we reported selling and general and administrative expenses separately, however, with the purchase of Bay, we have combined these categories for comparative use and understanding of our financial statements.

Selling Expenses
Our selling expenses consist of marketing and advertising costs incurred by us to attract new clients for our debt resolution and mortgage banking segments. Marketing costs for our debt resolution segment include radio advertising in certain geographical areas in the U.S., telemarketing lead costs, or lead generation, and internet banner advertising. We market through direct mail, internet and telemarketing, to attract mortgage brokers and borrowers for the origination and funding of home loans for our mortgage banking segment.

The following table outlines the expenses we incurred for marketing our debt resolution services for the preceding fiscal year;

	2006	2005	Increase (Decrease)
Lead Generation	$45,597	$76,783	($31,186)
Radio Spots	65,216	-	65,216
Internet Banner Ads	5,500	-	5, 500
Total	$116,313	$76,783	$39,530

For the one month ended June 30, 2006, we incurred total marketing expenses of $82,489, in connection with our mortgage banking segment, mainly in our efforts to attract new brokers for our mortgage banking segment.

General and Administrative Expenses
Our general and administrative expenses include our costs to operate our debt resolution and mortgage banking operations. Certain of these costs are substantially fixed in nature, principally being the wages and benefits of our executive, managerial and administrative support staff, insurance premiums, repairs and maintenance, and charges for rent, utilities, technology, basic telephone service, and depreciation and amortization. Our other costs are more variable in nature, principally being: capital consulting fees, sales commissions, variable loan origination costs, professional service fees, office supplies, repairs, transfer agent fees and charges for long distance telephone service.

Special Investigation
On June 9, 2006 our Board of Director’s announced the completion of a special investigation into our corporate governance policies and procedures, specifically, the manner in which information was disclosed to the public and shareholders. A special committee of the Board retained legal counsel and a professional firm to review Company governance materials and procedures. We incurred $114,057 in legal fees and $251, 252 in other professional fees in connection with the special investigation. As a result of the special investigation, the Company has a revised code of ethics attached as Exhibit 14.1 to this Form 10-KSB.

The table below summarizes certain general and administrative expenses incurred by our debt resolution segment and administrative support operation for the fiscal years ended June 30, 2006 and 2005 respectively.

	2006	2005	Increase (Decrease)
Employee compensation and related benefits	1,070,852	1,196,549	(125,697)
Occupancy and related	96,972	135,579	38,607
Legal fees	426,818	114,210	312,608
Travel	90,426	16,957	73,469
Recruiting	104,293	10,972	93,321
Telephone	72,895	79,959	(7,064)
Consulting fees	447,918	66,934	380,984
Other general and administrative	544,637	360,761	183,876
Total	$2,854,811	$1,981,921	$872,890

We principally attribute the increase in our general and administrative expenses to the consulting and legal fees associated with our review of potential merger & acquisition targets, the issuance of shares as payment for capital consulting and investment banking, the special investigation noted above and the increase in public filing and compliance fees associated with being a public company.

The table below summarizes certain general and administrative expenses incurred by our mortgage banking segment for the one month ended June 30, 2006.

Employee compensation and related benefits	$885,900
Occupancy and related	62,968
Direct loan costs	117,435
Legal fees	36,051
Travel	28,242
Recruiting	28,578
Telephone and office supplies	67,251
Other general and administrative	261,058
Total	$1,487,482

Interest Income:

Our interest income was $104,927 and $15,171 for the fiscal years ended June 30, 2006 and 2005, respectively. Our interest income for the fiscal 2006 year principally resulted from excess funds kept in a money market account and the interest we earned on our note receivable. Our interest earned for the fiscal year ended 2005 was solely from the interest earned on a certificate of deposit and excess funds in a money market account.

Interest Expense:

Our interest expense was $205,377 and $17,202 for the fiscal years ended June 30, 2006 and 2005, respectively. Our interest expense for the respective fiscal 2006 year principally resulted from interest expense incurred by us on borrowings we obtained from an unrelated party, interest paid on a loan from our previous President, and to a lesser extent, interest charged for financing our insurance premiums. For the twelve months ended June 30, 2005 our interest expense was principally attributed to our line of credit with a major bank.

Gain on Forgiveness of Accrued Interest:

During the fiscal year ended June 30, 2005, the holder of our then outstanding convertible notes elected to convert the $450,000 aggregate principal balance into 450,000 shares of our common stock forgiving accrued interest due of $4,945.

Benefit From Income Taxes:

As we had previously exhausted our federal net operating loss credits as of June 30, 2006, we were unable to realize any further federal income tax benefits in connection with our pre-tax loss for the twelve months ended June 30, 2006. Our results for the fiscal year ended June 30, 2005 reflect our utilization of then available federal net operating loss carrybacks. Although the State of Arizona does not permit the application of net operating loss carrybacks, it does allow for net operating loss carryforwards, which we estimate amounted to $4,000,000 and $1,700,000 at June 30, 2006 and 2005, respectively and which expire at various dates in 2008 through 2011. We have a net operating loss carryforward of approximately $5,000,000 for Federal income tax purposes available to offset future income through 2026.

Net Losses:

In summary, we principally attribute our continuing net losses to the decrease in our debt resolution client base, the expenses associated with pursuing merger and acquisition targets, our special investigation and the costs of being a public company.

Our Liquidity and Capital Resources

Our sources of liquidity for the fiscal year ended June 30, 2006 primarily consisted of the sale of our common stock and debt financing from an unrelated party.

On July 18, 2005, we completed a stock purchase agreement in which we sold 1,300,000 shares of our common stock to an unrelated entity for proceeds of $675,000, net of a finder’s fee of $75,000 paid to an unrelated individual in accordance with our amended finder’s fee agreement dated July 31, 2005.

On November 11, 2005, we entered into a financing arrangement with an unrelated party in which we borrowed $2,000,000 evidenced by a promissory note that bears interest at a fixed rate of 12% with 11 interest only payments of $20,000 and the final payment of principal and interest due on November 8, 2006. On October 18, 2006, the holder of the promissory note agreed to convert the debt to shares of our common stock at $1 per share, satisfying the principal due.

On December 22, 2005, we completed a stock purchase agreement in which we sold 2,998,334 shares of our common stock to an unrelated entity for proceeds of $4,047,751, net of a finder’s fee of $449,750 paid to an unrelated individual in accordance with our amended finder’s fee agreement dated July 31, 2005.

Our liquidity was strengthened by an additional sale of our common stock on October 19, 2006 in which we netted proceeds of $2,959,000 in exchange for 2,959,000 shares. We currently do not anticipate being able to cover our fixed and variable operating expenses for the next twelve months, however, believe that we will be able to secure additional liquidity either by the sale of our common stock or through securing debt financing.

Off Balance Sheet Arrangements

At June 30, 2006, our facility operating leases constituted an off-balance sheet obligation These leases are non-cancelable, have one - five year terms, and require us to make monthly rent payments of $72,941. Our related minimum lease payment obligations at June 30, 2006 were as follows: by fiscal years ending June 30: 2007 - $875,290; 2008 - $556,343; 2009 - $405,461; 2010 - $241,576; 2011- $3,983, Thereafter - none.

We have an agreement with Community First Bank, (“CFB”) whereby we provide CFB with certain mortgage loans that fund in their name. Per our agreement, we provide underwriting, interim servicing and the sale of these loans to secondary market investors. CFB legally owns the loans and includes them on their financial statements. We bear the risk of loss on these loans should the borrower default and the secondary market risk should the investor require us to repurchase the loan. The relationship with CFB allows us to fund loans in states in which we are not licensed or have applied for a license, however, have not been approved. As of June 30, 2006, the outstanding balance on loans held for sale with CFB was $7,643,987.

Cash Flows

Operating Activities

Our net cash used in operating activities was $7,711,996 and $1,754,975 for the fiscal years ended June 30, 2006 and 2005, respectively. Our operating activities during the fiscal year ended June 30, 2006 utilized net cash largely due to our net loss and the increase in loans held for sale, incremental cash outlays made by us for legal and professional fees and to reduce our overall levels of payables and purchase deposits. Partially offsetting the preceding adverse cash flow effects principally were the positive effects of adding back accrued liabilities for legal expenses and unearned income, non-cash issuance of shares for services, our loan loss allowance on loans held and depreciation and amortization.

Our operating activities during the fiscal year ended June 30, 2005 utilized net cash largely due to our net loss and the incremental cash outlays made by us to settle certain previously accrued for income tax obligations associated with our pre-tax earnings for the fiscal year ended June 30, 2003 and to reduce the overall levels in our accrued rent and unearned income. Additionally, although our net loss was diminished by the accrued benefits of such, we had not yet realized in cash as of June 30, 2005 the income taxes refundable to us as a result of our pre-tax loss. Partially offsetting the preceding adverse cash flow effects principally were the positive cash flow effects of adding back accrued liabilities for marketing and administrative costs, increased non-cash depreciation and amortization, the receipt of accrued interest income from ISI, consulting expenses, employee compensation and the increase in prepaid benefits for the fiscal year ended June 30, 2005.

Investing Activities

Our net cash used in investing activities was $1,287,108 for the fiscal year ended June 30, 2006 as compared to net cash provided by investing activities of $266,262 for the fiscal year ended June 30, 2005. Our investing activities utilized a net cash outflow during the fiscal year ended June 30, 2006 principally due to the investment we made in the acquisition of Bay Capital, the note receivable we issued to an unrelated party and the purchase of property plant and equipment. These cash outflows were partially offset by the cash we acquired with Bay Capital and the decrease in restricted cash during the fiscal year ended June 30, 2006.

Our investing activities provided us with a net cash inflow during the fiscal year ended June 30, 2005 principally due to our receipt of loan repayments by ISI. Partially offsetting the preceding were our cash outlays for a collateral certificate of deposit that matured on April 24, 2006, for our line of credit with a major bank and purchases of equipment.

Financing Activities

Net cash provided by financing activities was $10,592,549 and $1,415,756 for the fiscal years ended June 30, 2006 and 2005, respectively. Our financing activities provided us with a net cash inflow as a result of our receipt of proceeds from the issuance of commons shares, the cash receipts on our loan sales and the issuance of debt partially offset by cash outflows for principal payments on the notes to our officer’s, payments on our operating line of credit and payments on our short term debt.

Our financing activities provided us with a net cash inflow during the fiscal year ended June 30, 2005 as a result of our receipt of proceeds from issuances of common shares, debt and advances on our line of credit, offset in part by principal repayments of our notes to Shalimar.

Planned Capital Expenditures

We currently have the following planned capital expenditures for the next twelve months ending June 30, 2007, which we currently anticipate funding with available working capital or vendor financing:

Computer hardware and software	$35,000
Telephone equipment	65,000
Furniture	24,000
Leasehold improvements	12,000
Total planned capital expenditures	$136,000

ITEM 7. FINANCIAL STATEMENTS

For the financial statements required by Item 7 begin on page F-1 with the index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer and chief financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective as of the end of the period covered by this report. Our principal executive officer and principal financial officer have deemed the controls of Bay Capital Corp., its only wholly owned subsidiary, to be inadequate due to the information reporting methods used by the subsidiary which has caused a delay in the timely filing of this annual report on form 10-KSB. Management has undertaken extensive reviews and is in the process of implementing controls and procedures over internal reporting to ensure proper disclosure is made. In addition, with the departure of our President and two board members, the Company is currently reviewing its reporting process with respect to non-financial controls in an effort to identify areas of weakness. We anticipate completing this review by December 31, 2006.

ITEM 8B. OTHER INFORMATION
None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Chad Mooney	55	Chairman of the Board, Chief Executive Officer, Director

Darren R. Dierich	38	Chief Financial Officer, Corporate Secretary, and Principal Accounting Officer

Andrew J. Formato	38	Director

Larry D. Eiteljorg	57	Director

Chad Mooney. From March of 2006 until he was selected to serve as the Company’s Chief Executive Officer in July of 2006, Mr. Mooney acted as a self-employed advisor and consultant. From 2004 until March 2006, Mr. Mooney acted as the Director of Investments at Wachovia Securities. Prior to joining Wachovia, he was Director of Investments with Smith Barney from 1990 to 2004. Mr. Mooney is a Lifetime Associate and Board Member of Pepperdine University in Malibu and is involved with numerous charities and organizations in the San Diego area. Mr. Mooney received a degree in History from Trinity College in Hartford, CT.

Darren R. Dierich has served as our Chief Financial Officer and Corporate Secretary since March 2004. From December 2003 until our acquisition of National Interest Solutions in March 2004, Mr. Dierich served as Chief Financial Officer and Corporate Secretary of National Interest Solutions. Previously, from July 2002 to November 2003, Mr. Dierich served as Corporate Controller for Dave Bang Associates, a privately-held playground equipment manufacturer and distributor. From August 2001 to June 2002, Mr. Dierich served as a Senior Analyst with Pinnacle West Capital Corporation, a publicly-held company that produces and markets electrical power. From 1995 to July 2001, Mr. Dierich served as Corporate Controller/Director for Media Passage Inc., a privately-held media buying firm. Mr. Dierich earned a B.A. degree in Accounting from Western Washington University.

Andrew J. Formato has served on the Board of Directors since July of 2006. In 2002, Mr. Formato joined Weeden & Co., a leading securities firm based in Greenwich, CT, where he presently acts as a Managing Director and also serves on the Senior Management Committee. From 2000 until the time he joined Weeden & Co., Mr. Formato acted as the co-head of OTC sales trading at Canadian Imperial Bank Corp. From 1996 until 2000, he worked as a senior sales trader for Sanford C. Bernstein and prior to that time as an institutional sales trader at Smith Barney. Mr. Formato is involved in various local charities and committees. He serves on the board of the New York Athletic Club as well as M.I.N.T., a local children’s charity. Mr. Formato received a degree in economics from Trinity College in Hartford, CT.

Larry D. Eiteljorg has served on the Board of Directors since July of 2006. Mr. Eiteljorg is currently the President and CEO of Reliant Window, Century One Builders and Aegis Window and Door, a privately held affiliated group of specialty construction contractors and window manufacturers improving homes in the Southwest since 1984. Prior to 1984, Mr. Eiteljorg was a home builder in Kansas City, Missouri. From 1998 to 1999, Mr. Eiteljorg was the CEO of Aegis Funding and Mortgage, a privately held Colorado corporation offering prime and sub-prime loans. Since 1992, Mr. Eiteljorg has been working with the mortgage industry to provide secondary financing for home owners. Mr. Eiteljorg studied at the University of Colorado.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors and executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee consists of Messrs. Chad Mooney, Andrew J. Formato and Larry D. Eiteljorg. The Board of Directors has not identified a financial expert.

Compensation Committee

Our Compensation Committee consists of Chad Mooney and Andrew Formato.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Chad Mooney and Larry Eiteljorg.

OUR CODE OF ETHICS

On July 27, 2006, the Company adopted a revised Code of Ethics that applies to all employees and is filed as Exhibit 14.1 to this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) of the Exchange Act during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, all reports required under Section 16(a) of the Securities Exchange Act of 1934 were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our Chief Executive Officer for such period in all capacities in which such officer served.  No other executive officer received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year 6/30	Salary($)	Bonus($)	Other Annual Compensa- Tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion
Stephen G. Luke	2006	$215,000	-	-	-	-	-	-
CEO	2005	$164,154	-	-	-	-	-	-
	2004	$100,719	-	-	-	-	-	-
Darren Dierich	2006	$101,000	-	-	-	-	-	-
CFO	2005	$101,000	-	-	-	-	-	-
	2004	$89,500	-	-	-	-	-	-

Directors generally do not receive any compensation for serving as such or for attending meetings of the Board.  They are reimbursed their accountable expenses for attending meetings.

We do not have any employment agreements with any of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 10, 2006, with respect to

•                  any person known by us to own beneficially more than 5% of our common stock;
•                  common stock beneficially owned by each of our officers and directors; and
•                  the amount of common stock beneficially owned by our officers and directors as a group.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding (1)
Chad Mooney 3231 S. Country Club Way Suite 102 Tempe, AZ 85282	300,000	*
Darren Dierich 3231 S. Country Club Way Suite 102 Tempe, AZ 85282	-	*
Andrew Formato 3231 S. Country Club Way Suite 102 Tempe, AZ 85282	-	*
Larry Eiteljorg 3231 S. Country Club Way Suite 102 Tempe, AZ 85282	1,250,000	5.85%
All directors and Executive officers as a group (4 persons)	1,550,000	7.26%
William L. Mullins 7373 E Doubletree Ranch RD #200 Scottsdale, AZ 85256	2,738,305	12.83%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

ITEM 13. EXHIBITS

EXHIBIT NUMBER AND DESCRIPTION OF DOCUMENT

Exhibit No.	Title
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Amended and Restated Registration Rights Agreement between the Registrant and Pursuit Capital, LLC, dated July 18, 2005 (4)
10.1	Stock Purchase Agreement between Registrant and Pursuit Capital, LLC, dated July 18, 2005 (4)
10.2	Stock Purchase Agreement between the Registrant and Bay City Capital, dated December 9, 2005 (5)
10.2.1	First Amendment to Stock Purchase Agreement between Registrant and Bay City Capital, dated March 23, 2006 (6)
10.2.2	Second Amendment to Stock Purchase Agreement between Registrant and Bay City Capital, dated April 28, 2006 (6)
10.2.3	Third Amendment to Stock Purchase Agreement between Registrant and Bay City Capital, dated May 30, 2006 (6)
10.2.4	Fourth Amendment to Stock Purchase Agreement between Registrant and Bay City Capital, dated May 31, 2006 (6)
10.3	*2005 Long-Term Incentive Plan (7)
14.1	**Registrant’s Code of Ethics
21.1	**Subsidiaries of the Registrant
23.1	**Consent of Farber Hass Hurley & McEwen, LLP
31.1	**Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	** Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________

* Indicates management compensatory contract, plan or arrangement.

** Filed with this Form 10-KSB

(1) Incorporated by reference to the Registrant’s Current Report on Form SB-2, filed on November 12, 2004, file number 333-120428

(2) Incorporated by reference to the Registrant’s Current Report on Form SB-2/A, filed February 24, 2005, file number 333-120428

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed June 21, 2006, file number 333-120428

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2005, file number 333-120428

(5) Incorporated by reference to the Registrant’s Current Report on Form 10-QSB, filed February 10, 2006, file number 333-120428

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed August 30, 2006, file number 000-52071

(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 11, 2005, file number 333-120428

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the fiscal years ended June 30, 2006 and 2005, we were billed by Farber Hass Hurley & McEwen, LLP our principal accountants for the audit of our annual financial statements, $130,000 and $58,655, respectively.

AUDIT RELATED FEES

TAX FEES

During the fiscal years ended June 30, 2006 and 2005, we were billed by Farber Hass Hurley & McEwen, LLP $945 and $ 0, respectively for tax preparation work.

ALL OTHER FEES

During the fiscal years ended June 30, 2006 and 2005, we were billed and paid Farber & Hass Hurley & McEwen, LLP $46,651 and $15,825 for review and other services in connection with our quarterly filings and financial statement reviews.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR CHOICE FINANCIAL, INC.

	By:	/s/ Chad Mooney
Chad Mooney
Chief Executive Officer

Dated: November 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Chad Mooney	Chief Executive Officer and Director	November 13, 2006
Chad Mooney

/s/ Darren R. Dierich	Chief Financial Officer, Secretary and Principal Accounting Officer	November 13, 2006
Darren R. Dierich

/s/ Andrew J. Formato	Director	November 13, 2006
Andrew J. Formato

/s/ Larry D. Eiteljorg	Director	November 13, 2006
Larry D. Eiteljorg

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Clear Choice Financial, Inc.

We have audited the accompanying consolidated balance sheet of Clear Choice Financial, Inc. (the “Company”) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clear Choice Financial, Inc. at June 30, 2006, and the results of its consolidated operations and its cash flows for the fiscal years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a significant net loss in fiscal 2006, and, as a result, had a working capital deficit at June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Farber Hass Hurley & McEwen LLP
/s/ Farber Hass Hurley & McEwen LLP
November 2, 2006

CLEAR CHOICE FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2006

Cash and cash equivalents	$1,607,013
Accounts receivable	112,424
Note receivable	500,000
Income tax receivable	61,889
Loans held for sale, net of allowance of $2,323,934	15,083,551
Loans held for investment, net of allowance of $104,148	523,363
Real-estate owned properties, net of allowance of $31,202	455,000
Interest receivable	67,591
Prepaid expenses	1,076,483
Property & equipment, net	713,381
Goodwill	5,540,480
Deposits	47,722
TOTAL ASSETS	$25,788,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$481,051
Interest Payable	132,994
Accrued liabilities	1,883,034
Mortgage lines of credit	17,482,454
Unearned income	213,746
Note payable	2,449,047
Acquisition debt	885,395
TOTAL LIABILITIES	23,527,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, none issued or outstanding	-
Common stock, $.0001 par value; 60,000,000 shares
authorized; 15,834,516 issued and outstanding	1,584
Additional paid-in capital	7,764,052
Accumulated deficit	(5,504,460)
Total stockholders’ equity	2,261,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,788,897

The accompanying notes are an integral part of these financial statements.

CLEAR CHOICE FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 30,
	2006	2005

Revenues
Debt resolution	$365,886	$357,546
Origination	562,023	-
Gain on loan sales	152,653	-
Interest income, net	(9,004)	-
Total revenue	1,071,558	357,546

Selling, general and administrative expenses
Employee compensation and benefits	1,956,752	1,196,549
Sales and marketing	208,928	280,056
Occupancy and related	159,940	135,579
Professional fees	941,029	267,285
Other general and administrative	1,167,216	382,508
Provision for loan losses	117,356	-
Total selling, general and administrative	4,551,221	2,261,977

Operating loss	(3,479,663)	(1,904,431)

Non-operating (expense) income, net
Interest income	104,927	15,171
Gain on forgiveness of accrued interest	-	4,945
Interest expense	(205,377)	(17,202)
Other, net	(10,438)
Non-operating (expense) income, net	(110,888)	2,914

Loss before provision for income taxes	(3,590,551)	(1,901,517)

Benefit from provision for income taxes
Current	-	(61,889)
Deferred	-	-
	-	(61,889)

Net loss	$(3,590,551)	$(1,839,628)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.26)	$(0.18)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	13,988,552	10,131,520

The accompanying notes are an integral part of these financial statements.

CLEAR CHOICE FINANCIAL, INC. AND SUBSIDIARY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit)	Total Stockholders' Equity (Deficit)

Net loss						(1,839,628)	$(1,839,628)

Balance, June 30, 2005	-	$-	11,158,428	$1,116	$1,666,773	$(1,913,909)	$(246,022)

Net loss						(3,590,551)	$(3,590,551)

Issuance of common stock for cash, net of $524,750 finder's fee settled with common stock and cash			4,298,334	430	4,710,862		$4,711,292

Issuance of common stock for services			377,754	38	1,386,419		$1,386,457

Balance, June 30, 2006	-	$-	15,834,516	$1,584	$7,764,054	$(5,504,460)	$2,261,176

The accompanying notes are an integral part of these financial statements.

CLEAR CHOICE FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,590,551)	$(1,839,628)
Adjustments to reconcile net loss
to net cash used in operating activites:
Depreciation	92,193	73,662
Increase in loan loss provision	117,356	-
Gain on forgiveness of accrued interest	-	(4,945)
Common stock issued for employee compensation	-	10,000
Common stock issued for services	500,373	15,000
Changes in operating assets and liabilities:
Prepaid expenses	(344,545)	11,952
Increase in mortgage loans held for sale	(4,499,163)	-
Increase in accounts receivable	27,923	-
Accrued interest receivable-related party	-	26,180
Accrued interest receivable	(6,865)	-
Income tax refund receivable	-	(61,889)
Accounts payable	(144,700)	4,030
Increase in interest payable	(34,078)	-
Income taxes payable	-	(90,455)
Accrued liabilities	27,520	136,030
Accrued rent -related party	-	(14,156)
Unearned income	147,211	(20,756)
Deposits	(4,670)	-
Net cash, used by operating activities	(7,711,996)	(1,754,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(89,110)	(23,657)
(Decrease) Increase in restricted cash	200,000	(200,000)
(Loans) payments to ISI (related party)	-	489,919
Cash aquired in acquisition	733,879	-
Investment in Bay Capital	(1,631,877)	-
Issuance of notes receivable	(500,000)	-
Net cash, (used in) provided by investing activities	(1,287,108)	266,262

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on current debt	(7,640)	-
Payments on line of credit	(200,000)	-
Cash receipts on mortgage lines of credit	17,486,937	-
Cash payments from mortgage lines of credit	(13,068,634)	-
Principal payments on long-term debt	-	(324,875)
Proceeds from issuance of debt	2,000,000	790,631
Payments on debt-Officers	(279,406)	-
Proceeds from issuance of common stock	4,661,292	950,000
Net cash provided by financing activities, net of cash	10,592,549	1,415,756

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,593,445	(72,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,568	86,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,607,013	$13,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$204,117	$21,800
Cash paid for income taxes	$50	$86,248

SUMMARY OF NON-CASH OPERATING ACTIVITIES:
Issuance of common stock for employee compensation	$-	$10,000
Issuance of common stock for services	$500,373	$15,000

SUMMARY OF NON-CASH INVESTING ACTIVITIES:
Acquisition of leasehold improvements and equipment from
(related party) in exchange for notes payable	$-	$228,670

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for finder's fee	$449,750	$140,000
Issuance of common stock to settle debt	$-	$240,000
Issuance of common stock upon conversion of notes payable	$-	$450,000

The accompanying notes are an integral part of these financial statements.

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

On March 30, 2006 the Company filed amended articles of incorporation to change its name from Nationwide Financial Solutions, Inc. to Clear Choice Financial, Inc.

On May 31, 2006, the Company completed the acquisition of Bay Capital Corp. a Maryland based mortgage broker and banker. See note 5, -(“Acquisition of Bay Capital Corp.”).

2. SUBSTANTIAL DOUBT AS TO COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred a substantial operating and net loss, as well as negative operating cash flow, during its fiscal years ended June 30, 2006 and 2005. In recognition of the preceding, the Company's independent registered public accounting firm has included an explanatory paragraph in their audit report on the accompanying financial statements for the Company's fiscal year ended June 30, 2006 that expresses substantial doubt as to the Company's ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. The Company's financial statements do not include any adjustments that might result from the outcome of its financial uncertainty.

Management believes that with the subsequent capital raise- (See subsequent events note 16) and returning its subsidiary, Bay Capital, to profitable operation, that the Company will continue to operate as a going concern for at least the next twelve months or fiscal year ended June 30, 2007.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements include the accounts of Clear Choice Financial, Inc. and its subsidiary, Bay Capital. Inter-company transactions and balances have been eliminated.

Fiscal Year-End
The Company’s fiscal year-end is June 30th. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. Actual results and outcomes may differ from management’s estimates and assumptions. The following areas require significant estimates by management:

s	lower of cost or market valuation allowance

s	provision for losses

s	income taxes

Reclassifications

Historically, the Company had classified certain expenses for its debt resolution segment as cost of services which included allocated variable and fixed costs associated with servicing its clients. The Company has determined that with the acquisition of Bay Capital Corp. these amounts would be more appropriately classified as selling, general and administrative costs. The financial statements for 2005 have been conformed for comparability.

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

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 (“SFAS 109”). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. A valuation allowance is provided for deferred tax assets where realization is not considered “more likely than not” The effect of changes in tax laws or rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

Impairment of Long-lived Assets

Management, periodically, and at least annually, evaluates each of the Company’s long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value of the asset is reduced to an amount equal to the estimated future cash flows on an appropriately discounted basis. During the fiscal years ended June 30, 2006 and 2005 no impairments were realized.

Fair Value Instruments

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

Segment Reporting

The Company reports segments in accordance with SFAS no. 131, “Disclosure about Segments of an Enterprise and Related Information. The statement establishes standards for the way companies report information about operating segments in financial statements and for related disclosures about products and services, geographic areas and major customers. As of June 30, 2006, the Company reports two segments: Debt resolution and Mortgage Banking.

Revenue Recognition

Debt Resolution
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

Mortgage Banking
Sales of mortgage loans are accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Mortgage loans are sold with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling prices and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale.

Mortgage Loans Held for Sale, Net

Mortgage loans are first and second trust deeds on single family residences that are originated and intended for sale in the secondary market, and are carried at the lower of aggregate cost or market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Loan origination fees, net of origination costs are deferred and are included in the carrying amount until the loans are sold. Mortgage loans held for sale are pledged as collateral for the warehouse facilities. The Company estimates losses for loans held for sale, based on historical trends known at the time such estimate is made. It is reasonable for these estimates to change. Certain whole sale contracts include provisions requiring the Company to repurchase a loan if the borrower fails to make one or more of the first loan payments due on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. The Company records a provision for estimated repurchases and premium recapture on loans sold, which is charged to income.

Loan Origination Costs and Fees

Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are recognized upon the sale of the loans to an investor.

Interest Income Recognition

Interest income is accrued as earned on mortgage loans held for sale. Loans are placed on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status the accrued and unpaid interest is reversed and interest income is recorded when collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Provision for Losses

Provision for losses on loans held for sale and investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. The Company’s loss also covers estimated losses on loans with off balance sheet risk, (approximately $7.0 million at June 30, 2006). Market valuation adjustments have been recorded on real estate owned. These adjustments are based on estimate of probable losses, calculated using loss frequency and loss severity rate assumptions and are based on the value that could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses also includes estimated losses on real estate owned. The Company periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of Bay’s control and as uncertainty is inherent in these estimates, actual amounts charged-off could differ from amounts recorded.

Advertising

The Company utilizes non-direct response advertising. As such, advertising costs are expensed as incurred. The Company expensed $198,802 and $76,783 for the fiscal years ended June 30, 2006 and 2005, respectively.

Net Loss Per Common Share

Net loss per common share-basic and diluted has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective fiscal year. For the fiscal years ended June 30, 2006 and 2005, the potentially dilutive effects of the Company’s stock purchase warrants of 145,466, in each year, were excluded from the computation of net loss per common share-diluted for each applicable reported fiscal year as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company adopted SFAS 123R “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” and a supersession of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance on August 1, 2005. SFAS 123R establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. The principal focus of SFAS 123R however, is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period, and, unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During the fiscal year ended June 30, 2006, the Company did not grant any options or grants under its long-term equity incentive plan.

Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries. As of June 30, 2006 and the Company had goodwill of $5,540,480. No impairment was recognized during the twelve months ended June 30, 2006.

Real Estate Owned

Real estate owned (“REO”) property generally results when property collateralizing a loan is foreclosed upon or repurchased by the Company. REO property acquired through foreclosures or repurchases are carried at the lower of cost or market value. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller. This amount is substantiated by an independent broker price opinion (BPO). Adjustments to the carrying value of real estate owned are made through valuation allowances and recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expenses as incurred.

New Authoritative Pronouncements

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP SFAS 115-1 and 124-1 has not had a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123R.  The Company is required to apply the guidance in FSP FAS123R-4 in the quarterly period ending April 30, 2006.  The adoption of FSP FAS123R-4 has not had a significant impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. FAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on its financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.

4. FINANCIAL REPORTING FOR BUSINESS SEGMENTS

The Company reports it financial results in two segments: Mortgage Banking and Debt Resolution. The mortgage Banking Segment originates home mortgage loans through a network of loan brokers, account executives and internal loan officers. These mortgage loans are subsequently sold to secondary market investors. The debt resolution segment provides assistance to consumers with settling their unsecured debts through negotiation with individual creditors. The table below reflects summary income statement activity and balance sheet data, by segment, as of and for the period ending June 30, 2006. The accounting policies of the segments are the same as described in Note 1, “Summary of Significant Accounting Policies and Practices.” The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

	Debt Resolution	Mortgage Banking	Consolidated
Total Assets	$8,188,983	$17,599,914	$25,788,897
Total Liabilities	3,733,423	19,794,298	23,527,721
Revenue	$365,886	$705,672	$1,071,558
Operating Expenses	2,981,250	1,569,971	4,551,221
Operating Loss	($2,615,364)	($864,299)	($3,590,552)

5.  ACQUISITION OF BAY CAPITAL CORP.

On May 31, 2006, the Company acquired all of the outstanding shares of Bay Capital Corp., (“Bay Capital”), a Maryland based mortgage banker. This is the only wholly owned subsidiary of the Company as of June 30, 2006. In accordance with the stock purchase agreement, the adjusted purchase price for the stock was approximately $1,085,000. The acquisition was accounted for as a purchase business combination with the Company being deemed the accounting acquiror and Bay the aquiree. The assets acquired and liabilities assumed recorded at fair value are as follows:

Assets Acquired
Cash	$733,879
Accounts receivable	292,676
Loans held for sale	11,680,106
Prepaid expenses and other current assets	71,212
Property and equipment	449,105
Deposits	33,701
Liabilities Assumed
Accounts Payable	407,028
Warehouse line of credit	13,064,150
Loans payable	2,351,989
Other accrued expenses	1,538,249
Net liabilities assumed	$4,100,737

The Company allocated the purchase price for Bay Capital as follows:

Original purchase price	$8,100,000
Less: adjustments	(7,014,605)
Adjusted purchase price	1,085,395
Acquisition expenses	354,347
Final purchase price	$1,439,742

Net liabilities assumed	$4,100,737
Purchase price	1,439,742
Goodwill	$5,540,480

The operations of Bay have been consolidated from the acquisition date. The cost to acquire Bay has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The purchase price of $1,439,742, including Company transaction costs of $354,347, resulted in acquired goodwill of $5,540,480 which is not deductible for tax purposes.

6.  CONCENTRATIONS OF RISK

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash is a deposit held by a Bank or warehouse lender. The Company has deposits in its bank accounts that exceed federally insured limits by approximately $676,000 at June 30, 2006.

Credit Repurchase Risk

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require the Company to repurchase one or more mortgage loans. Additionally, certain loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. The Company estimates such losses based on historical repurchases and known market trends. These estimated losses are included within the Company’s loan loss allowance.

The Company has an agreement with Community First Bank, (“CFB”) in which it underwrites, services and sells loans on behalf of CFB. Under the terms of this agreement, the Company may be required to repurchase one or more mortgage loans if a borrower defaults or fails to make the payments on the loan. The balance of the loans held by CFB at June 30, 2006 is approximately $7.6 million.

7.   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following:

June 30, 2006
Computer hardware and software	$388,903
Office furniture and equipment	288,231
Leasehold improvements	216,826
Total property and equipment	893,960
Less: accumulated depreciation and amortization	(180,579)
Property and equipment, net	$713,381

Depreciation expense for the year ended June 30, 2006 and 2005 was $92,193 and $ 73,662 respectively.

8.  NOTE RECEIVABLE

On December 19, 2005 the Company loaned $500,000, to an unrelated entity. The note receivable accrues interest, at a stated rate of 12% per annum, and requires eleven monthly interest only payments of $5,000 with the final payment consisting of all outstanding principal and interest. The note was to mature on January 19, 2007. Subsequent to June 30, 2006, the Company forgave this note as part of the consideration given for the purchase of a segment of this entity. See Subsequent Events Note 16.

9.  NOTES PAYABLE

On November 11, 2005, the Company secured $2,000,000 in debt financing from an unrelated party. The note calls for a fixed rate of interest at 12%, eleven monthly interest only payments of $20,000 with the final payment consisting of all outstanding principal and interest. The note was subsequently converted to equity as of October 23, 2006. (See Subsequent Events Note 16).

On May 31, 2006, the Company assumed a note upon the acquisition of Bay Capital. The note, in the amount of $370,000, is due on June 1, 2007 and calls for interest only payments of $2,852 per month, with all outstanding principal and interest due at maturity. The Company assumed the note on May 31, 2006 with the acquisition of Bay Capital, which was in default on this note prior to the purchase, due to lack of interest payments, as of June 30, 2006.

On May 31, 2006, the Company assumed a note upon the acquisition of Bay Capital. This note, in the amount of $86,688, is due on April 16, 2007 and calls for a fixed interest rate of 7%, with monthly payments of principal and interest of $8,157. The note is secured by certain equipment of the company.

Future maturities of long-term debt at June 30, 2006 are as follows:

2007	$481,353
2008	6,433
Total	$487,786

10.  CREDIT FACILITIES - Warehouse Lines

The Company has credit arrangements with two warehouse lenders as of June 30, 2006. These lines are collateralized by all mortgage loans originated by advances made under these agreements. The Company is committed by debt covenants of the warehouse lines to maintain certain minimum ratios and tangible net worth. On June 5, 2006 the Company terminated its borrowing agreement with HSBC. At June 30, 2006 the Company was in violation of certain covenants under its warehouse agreements and does not expect the lines to grant an extension or wavier. Balances as of June 30, 2006 are as follows:

Lender	Interest Rate	Amount Outstanding	Remaining Available Credit
First Collateral	Libor Plus 1.95%- 12.25%	$12,274,489	$27,725,511
Bank of Arizona	Libor Plus 2.50%	5,144,965	4,855,035
HSBC	Libor Plus .50%- 2.50%	63,000	-
Total		$17,482,454	$32,580,546

11.  STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has ten million shares of $.0001 par value preferred stock authorized for issuance. As of June 30, 2006, the Company had neither issued nor assigned any rights to these preferred shares.

Common Stock

During the fiscal year ended June 30, 2006, the Company issued 4,298,334 shares of its common stock to an unrelated party at a weighted average price of $.94 per share, thereby resulting in the receipt of $4,711,292 in net, aggregate cash proceeds. The Company additionally issued 377,754 shares of its common stock to various unrelated parties in exchange for services valued at $1,386,458 of which $886,085 has been classified in prepaid expenses on the Consolidated Balance Sheet.

Common Stock Purchase Warrants

As of June 30, 2006, the Company had two classes of common stock purchase warrants outstanding to unrelated parties entitling them to purchase of 145,466 aggregate shares of its common stock as follows:

Class	Underlying Common Shares	Exercise Price Per Share	Expiration Date
E	72,733	$6.00	December31, 2007
F	72,733	$6.00	December31, 2007

All of the above warrants were granted by NBA in September 2001 in connection with the Final Decree of Bankruptcy of its former parent company, New Bridge Incorporated (see Note 1—Organizational History and Nature of Business). No fair value was assigned by NBA to these warrants as their respective exercise prices significantly exceeded NBA's market value per common share at the grant date.

12. COMMITMENTS

Operating Lease

The Company leases certain premises under non-cancelable operating leases expiring at various dates through 2010. Rental expense under such leases is included in the selling and general administrative expenses. Certain leases provide for rent escalations on each anniversary of the lease commencement date. Future minimum lease payments under these leases as of June 30, 2006, are as follows:

Fiscal year ending June 30, 2007	$875,290
Fiscal year ending June 30, 2008	556,343
Fiscal year ending June 30, 2009	405,461
Fiscal year ending June 30, 2010	241,576
Fiscal year ending June 30, 2011	3,983
Thereafter	-
Total	$2,082,653

The Company incurred rent expense of $103,107 and $92,058 for the fiscal years ended June 30, 2006 and 2005 respectively.

Loan sale commitment

The Company enters into, from time to time, forward commitments to sell loans. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a commitment or non-delivery fee.

13.  CONTINGENCIES

The Company is subject to claims and suits that arise from time to time in the ordinary course of business, such as claims from employees, customers and the result of acquiring other businesses. While management currently believes that resolving a claim, individually or in the aggregate, will not have a material impact on the financial position of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

The Company is subject to loan repurchase obligations as the result of the selling loans to secondary market investors. The Company estimates repurchase exposure based on historical obligations and known market trends.

14.  INCOME TAXES

The Company’s actual income tax benefit for each reported fiscal year end differs from the amount computed by merely applying the then Federal statutory rate to loss before benefit from income taxes as a result of those items set forth in the following reconciliations:

Fiscal Year Ended, June 30, 2005
Net operating loss utilization	$(61,889)
Adjustment of deferred tax asset	-
Benefit from provision for income taxes	$(61,889)

The Company has a net operating loss carryforward totaling approximately $6,900,000 for Federal income tax purposes available to offset future taxable income through 2026. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $2,800,000 due to the net loss incurred during the fiscal year ended June 30, 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and planning strategies in making this assessment.

15.  EMPLOYEES’ 401(K) PLAN

The Company maintains a 401(k) retirement plan for its employees. Any matching of employee contributions is solely at the discretion of management. The Company incurred total contribution expense of $24,573 and $17,997 for the fiscal years ended June 30, 2006 and 2005, respectively.

16.  SUBSEQUENT EVENTS- (unaudited)

On July 19, 2006 the Company’s subsidiary, Bay Capital Corporation, purchased selected assets from Allstate Home Loans, Inc., (“Allstate”), whereby the Company acquired various office equipment and the whole sale lending portion of the Allstate. Under the terms of the Agreement, the Company issued 600,000 shares of its common stock and is obligated to issue an additional 400,000 shares over the next twelve months, subject to certain milestones related to mortgage loan production. In addition, under the terms of the agreement, the Company is obligated to pay $200,000 in cash within the next twelve months to the majority shareholder of Allstate’s common stock.

On August 8, 2006 the Company settled the outstanding legal action with Televergance for $6,000. The terms of the settlement call for full release by both parties and complete satisfaction of all outstanding amounts due or owed.

On August 14, 2006, the Company entered into a Stock Purchase Agreement with Stephen G. Luke to purchase his outstanding common shares of 5,952,245 for $2 million, payable in $500,000 increments starting September 1, 2006 and ending June 1, 2007. In connection with the agreement, the Company also entered into a Pledge and security Agreement with Mr. Luke securing the obligation for payment based on the above terms.

On August 14 2006, Stephen G. Luke resigned as President of the Company.

On August 22, 2006, Ernest Alldredge resigned from the Board of Directors of the Company.

On August 24, 2006, Michael Jenkins resigned fro the Board of Directors of the Company.

On October 18, 2006 the Company converted $2,000,000 of short term debt to equity by issuing 2,000,000 shares of its common stock at a price of $1.00 per share to an unrelated party.

On October 19, 2006 the Company sold 2,959,000 restricted shares of its common stock in a private placement at a price of $1.00 per share, netting cash of $2,959,000. The private placement offering includes the sale up to 6,000,000 shares of common stock to accredited investors.