Form 10QSB
period 2006-09-30
CLEAR CHOICE FINANCIAL, INC.
filed 2006-11-22
CIK 1307431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52071

CLEAR CHOICE FINANCIAL, INC. (Name of Small Business Issuer in its Charter)

Nevada	33-1080880
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3231 S. Country Club Way, Suite 102, Tempe, AZ 85282
(Address of Principal Executive Offices)

(480) 820-9766
(Issuer’s Telephone Number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

As of November 10, 2006, there were 21,343,516 shares of our Common Stock, $.0001 par value outstanding.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

CLEAR CHOICE FINANCIAL, INC. FORM 10-QSB Quarter Ended September 30, 2006 Table of Contents

Page Number

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheet, September 30, 2006 (unaudited)

Condensed Consolidated Statements of Operations (unaudited) For the Three Months Ended September 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (unaudited) For the Three Months September 30, 2006 and 2005

Notes to Consolidated Condensed Financial Statements

Item 2 - Management’s Discussion and Analysis

Item 3 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Equity and Use of Proceeds

Item 3 - Defaults upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

Signatures

PART I - FINANCIAL INFORMATION Item 1. Financial Statements

CLEAR CHOICE FINANCIAL, INC. CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2006

ASSETS

Cash and cash equivalents	$1,291,586
Accounts receivable	89,484
Loans held for sale, net of allowance of $2,037,258	11,061,116
Loans held for investment, net of allowance of $211,056	522,955
Real-estate owned properties, net of allowance of $104,500	381,702
Interest receivable	61,987
Prepaid expenses	3,502,479
Property & equipment, net	680,952
Goodwill	8,691,165
Deposits	47,222

TOTAL ASSETS	$26,330,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$808,023
Interest Payable	111,662
Accrued liabilities	1,382,867
Mortgage lines of credit	13,169,361
Unearned income	117,692
Note payable	2,425,819
Acquisition debt	1,085,395

TOTAL LIABILITIES	19,100,819

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.0001 par value; 60,000,000 shares authorized; 19,449,000 issued and outstanding	1,945
Additional paid-in capital	16,160,926
Accumulated deficit	(8,933,048)

Total stockholders’ equity	7,229,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,330,648

The accompanying notes are an integral part of these financial statements.
F-1

CLEAR CHOICE FINANCIAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2006	2005

Revenues
Debt resolution	$31,865	$111,329
Origination	1,265,087	—
Gain on loan sales	578,897	—
Interest income, net	16,770	—

Total revenue	1,892,619	111,329

Selling, general and administrative expenses
Employee compensation and benefits	2,637,562	300,059
Sales and marketing	112,526	68,455
Occupancy and related	229,537	24,591
Professional fees	382,489	75,106
Other general and administrative	1,749,776	175,589
Provision for loan losses	109,124	—

Total selling, general and administrative	5,221,014	643,799

Operating loss	(3,328,395)	(532,470)

Non-operating (expense) income, net
Interest income	7,425	2,566
Interest expense	(80,329)	(14,631)
Other, net	(27,289)

Non-operating (expense) income, net	(100,193)	(12,065)

Net loss	$(3,428,588)	$(544,535)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.21)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – Basic and diluted	16,558,176	10,574,050

The accompanying notes are an integral part of these financial statements.
F-2

CLEAR CHOICE FINANCIAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,428,588)	$(544,535)
Adjustments to reconcile net loss to net cash used in operating activates:
Depreciation	66,913	18,754
Increase in loan loss provision	109,124	—
Common stock issued for services	170,000	74,250
Changes in operating assets and liabilities:
Prepaid expenses	(2,822,663)	(110,743)
Decrease in mortgage loans held for sale	4,096,141	—
Increase in accounts receivable	22,940	—
Accrued interest receivable	5,604	—
Income tax refund receivable	61,889	(1,613)
Accounts payable	326,971	47,345
Increase in interest payable	(21,332)	—
Accrued liabilities	(700,167)	(138,087)
Unearned income	(96,054)	(117)
Deposits	500	—

Net cash, used by operating activities	(2,208,721)	(654,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,484)	(560)

Net cash used by investing activities	(34,484)	(560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(23,228)	(11,842)
Cash receipts on mortgage lines of credit	35,357,817	—
Cash payments from mortgage lines of credit	(35,765,810)	—
Proceeds from issuance of debt	—	31,397
Proceeds from issuance of common stock	2,359,000	675,000

Net cash provided by financing activities, net of cash	1,927,779	694,555

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(315,427)	39,248

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,607,013	13,568

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,291,586	$52,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$60,000	$14,631

SUMMARY OF NON-CASH INVESTING ACTIVITIES:
Common stock issued for acquisitions	$2,250,000

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for finder’s fee		$103,000

Issuance of common stock for services/prepaid expenses	$3,670,000	$—

The accompanying notes are an integral part of these financial statements.
F-3

1.  ORGANIZATIONAL HISTORY AND NATURE OF BUSINESS

Clear Choice Financial, Inc. (formerly Nationwide Financial Solutions, Inc., the “Company” or “Clear Choice”) is a debt resolution company, retained by individuals with significant unsecured debt that may be experiencing financial difficulties. Through its fee-based debt resolution program, the Company attempts to assist its clients in eliminating part or all of their unsecured debt. All of the Company’s business operations are conducted from a single leased facility, from a related party, in Tempe, Arizona. The Company is a Nevada corporation.

On March 30, 2006, the shareholders voted to change the name of the Company to Clear Choice Financial, Inc. During the fiscal year ended June 30, 2006, the Company consummated the purchase of Bay Capital Corp. a Maryland based mortgage banker (“Bay Capital”). The condensed consolidated financial statements reflect the results of the debt resolution and mortgage banking segment for the three months ended September 30, 2006 and only the debt resolution segment for the three months ended September 30, 2005.

On July 19, 2006, the Company completed the acquisition of certain assets of Allstate Funding, Inc.(“Allstate”), a California based wholesale mortgage banker. Those certain assets purchased are reported under the Company’s only subsidiary, Bay Capital.

2.  SUBSTANTIAL DOUBT AS TO THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred a substantial operating and net loss, as well as negative operating cash flow, during its fiscal years ended June 30, 2006 and 2005. In recognition of the preceding, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audit report on the accompanying financial statements for the Company’s fiscal year ended June 30, 2006 that expresses substantial doubt as to the Company’s ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. The Company’s financial statements do not include any adjustments that might result from the outcome of its financial uncertainty.

Management believes that with the subsequent capital raise and returning its subsidiary, Bay Capital, to profitable operation, the Company will continue to operate as a going concern for at least the next twelve months or fiscal year ended June 30, 2007.

3.  PRESENTATION OF FINANCIAL STATEMENTS

Preparation of Interim Condensed Financial Statements

The accompanying interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments, unless otherwise noted) necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. Certain information and note disclosures normally included in these Quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC’s rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Form 10-KSB filed on November 10, 2006.

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

4. FINANCIAL REPORTING FOR BUSINESS SEGMENTS

The Company reports it financial results in two segments: Mortgage Banking and Debt Resolution. The mortgage Banking Segment originates home mortgage loans through a network of loan brokers, account executives and internal loan officers. These mortgage loans are subsequently sold to secondary market investors. The debt resolution segment provides assistance to consumers with settling their unsecured debts through negotiation with individual creditors. The table below reflects summary income statement activity and balance sheet data, by segment, as of and for the three month period ending September 30, 2006. The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

	Debt Resolution	Mortgage Banking	Consolidated

Total Assets	$13,413,410	$12,917,238	$26,330,648
Total Liabilities	3,535,274	15,565,545	19,100,819
Revenue	$31,865	$1,860,754	$1,892,619
Operating Expenses	1,949,937	3,271,077	5,221,014
Operating Loss	$(1,918,072)	$(1,410,323)	$(3,328,395)
F-4

5. RECENT PRONUNCEMENTS AND  ACCOUNTING CHANGES

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company adopted this FSP for the fiscal year beginning July 1, 2006 and it did not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have its results of operations or financial position.

On September 13, 2006 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is effective for the fiscal years beginning after November 15, 2006. The Company is assessing SAB No. 108 and has not determined the impact, if any, that it will have on the Company’s consolidated financial statements.

6.   ASSET PURCHASE

On July 19, 2006 the Company completed the purchase of certain assets from Allstate Home Loans, Inc. (“Allstate”), a California based Mortgage Banker. The Company purchased the assets associated with the wholesale lending division of Allstate for approximately $3 million by issuing shares of Common Stock and $200,000 in cash payable on the twelve-month anniversary of the purchase.

7.   NOTES PAYABLE

On November 11, 2005, the Company secured $2,000,000 in debt financing from an unrelated party. The note calls for a fixed rate of interest at 12%, eleven monthly interest only payments of $20,000 with the final payment consisting of all outstanding principal and interest. The note was subsequently converted to equity as of October 23, 2006.

On May 31, 2006, the Company assumed a note upon the acquisition of Bay Capital. The note, in the amount of $370,000, is due on June 1, 2007 and calls for interest only payments of $2,852 per month, with all outstanding principal and interest due at maturity. The Company assumed the note on May 31, 2006 with the acquisition of Bay Capital, which was in default on this note prior to the purchase, due to lack of interest payments, as of September 30, 2006.

On May 31, 2006, the Company assumed a note upon the acquisition of Bay Capital. This note, in the amount of $86,688, is due on April 16, 2007 and calls for a fixed interest rate of 7%, with monthly payments of principal and interest of $8,157. The note is secured by certain equipment of the company.

F-5

8.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has ten million shares of $.0001 par value preferred stock authorized for issuance. As of September 30, 2006, the Company had neither issued nor assigned any rights to these preferred shares.

Common Stock

On July 6, 2006 the Company issued 10,000 shares of common stock to an unrelated entity for investment banking services. The value assigned to these services approximated $34,000

On July 19, 2006, the Company issued 600,000 shares of common stock pursuant to the asset purchase agreement with Allstate Home Loans, Inc.

On July 19, 2006, the Company issued 600,000 shares of common stock pursuant to the Stock Purchase Agreement between two shareholders’ of Bay Capital Corp. whereby both individuals received 300,000 shares each in consideration for a three year non-compete and solicitation agreement. The value assigned to issuance approximated $3,500,000 and is being allocated as compensation expense over the three year term of the agreement.

On September 27, 2006, the Company issued 10,000 shares of common stock to an unrelated entity for public relations services over the next twelve months. The value assigned to these services approximated $51,000.

On September 27, 2006, the Company issued 25,000 shares of common stock to an unrelated individual for legal services over the next twelve months. The value assigned to these services approximated $85,000.

On September 30, 2006, the company issued 2,359,000 shares of common stock to various accredited investors pursuant to a private placement.

F-6

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business- Business Risk Factors” in our 2006 Annual Report on Form 10-KSB, which could materially affect the business, financial condition or future results of the Company.

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

For the year ended June 30, 2006 and the three months ended September 30, 2006, we incurred losses of $3,590,551 and $3,428,588, respectively. We expect to increase considerably, our operating expenses in the future by expanding our services. We do not expect that our revenue will initially cover our cash needs, and cannot assure you that it will cover our cash needs for the foreseeable future. We continue to incur substantial operating losses and we continue to have a working capital deficit. As a result, we expect to incur further losses in the future.

We have received a going concern opinion from our auditors indicating we may not be able to continue as a going concern.

In their audit report for the fiscal year ended June 30, 2006, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependent upon our obtaining additional financing for our operations or reaching profitability. We cannot assure that we will be able to do either.

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

Risks Related to our Common Stock

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

Introduction

This discussion of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes for the fiscal years ended June 30, 2006 and 2005 included at the end of our Form 10-KSB filed on November 13, 2006.

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

Continuing Going Concern Uncertainty:

We incurred substantial operating and net losses, as well as negative operating cash flow, during the three months ended September 30, 2006 and our fiscal years ended June 30, 2006 and 2005. In recognition of the preceding, our independent registered public accounting firm included an explanatory paragraph in their audit report on our financial statements for the fiscal years ended June 30, 2006 expresses substantial doubt as to our ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business during the subsequent fiscal year. Our accompanying condensed financial statements do not include any adjustments that might result from the outcome of this financial uncertainty. Although there can be no assurance of such, we remain confident that we will be able to timely procure, should such become necessary, any debt and/or equity financing required to meet our cash needs over the next twelve months.

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

Our cash and working capital positions have been strengthened by our receipt during the three months ended September 30, 2006 of an aggregate of $2,359,000, in the private placement sale of our securities to various unrelated parties.

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

Our Results of Operations

Revenues

Our revenues were $1,892,619 and $111,329 for the three month period ended September 30, 2006 and 2005, respectively We principally attribute the increase in our revenues for the three month period to the acquisition of or mortgage banking subsidiary. On a comparative basis, our debt resolution revenue decreased by $79,464 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. We principally attribute the decrease in revenue for the three months, to the decreased marketing efforts of this segment. We do not anticipate future increases in revenue from the debt resolution operation as we are not marketing for new clients. The Company is currently servicing the existing client base, with limited personnel, through the settlement phase and exploring the risks and liabilities of discontinuing this service.

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

We sell loans to secondary market investors subject to certain terms and conditions, which generally require us to repurchase loans or indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans, and first payment defaults. Our allowance for recourse liabilities associated with loan sales represents an estimate of losses that may occur as a result of these guarantees, and is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect, may extend the life of the loan. Our net increase in the allowance for loan losses was $109,124 for the three months ended September 30, 2006.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were $5,221,014 and $643,799 for the three months ended September 30, 2006 and 2005 respectively. Our selling expenses consist of the costs incurred by us to obtain new debt resolution clients and mortgage banking borrowers. Our general and administrative expenses include the costs associated with our operating segments. Historically, we reported selling and general and administrative expenses separately, however, with the purchase of Bay Capital, we have combined these categories for comparative use and understanding of our financial statements.

Selling Expenses

Our selling and marketing expenses were $112,526 and $68,455 for the three months ended September 30, 2006. We principally attribute the increase in our selling expenses to the advertising, promotion and convention expenses our mortgage banking segment incurred for the three months ended September 30, 2006 as compared to our lead generation costs for our debt resolution segment for the three months ended September 30, 2005.

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

Our general and administrative expenses were $5,108,488 and $575,344 for the three months ended September 30, 2066.We principally attribute the increase in our general and administrative expenses to the consulting services for investment banking, wages incurred by our mortgage banking segment, legal and professional fees associated with integrating the operations of our Bay Capital subsidiary and the costs associated with recruiting for mortgage professionals. Partially offsetting the increases in our general and administrative expenses were decreases in wages for our debt resolution segment along with associated office supplies, postage and delivery and benefit costs.

Interest Income:

Our interest income was $7,425 and $2,566 for the three months ended September 30, 2006 and 2005 respectively. Our interest resulted from excess funds kept in a money market account with a major bank as compared to our earnings from a certificate of deposit and the interest we earned for the comparative three month period ended September 30, 2005.

Interest Expense:

Our interest expense was $80,329 and $14,631 for the three months ended September 30, 2006 and 2005, respectively. Our interest expense for the respective 2006 period, principally resulted from interest incurred by us on borrowings we obtained from an unrelated party, as compared to the interest paid on a loan from our previous President, and to a lesser extent, interest charged for financing our insurance premiums for the previous 2005 period.

Net Losses:

In summary, we principally attribute our continuing net losses to the decrease in our debt resolution client base, the expenses associated with integrating our Bay Capital subsidiary and the costs of being a public company.

Our Liquidity and Capital Resources

Our sources of liquidity for the three months ended September 30, 2006 primarily consisted of the sale of our common stock to accredited investors. For the three months ended September 30, 2006, we sold shares of our common stock, netting cash of $2,359,000, partially being offset by the cash outflow of $500,000 pursuant to a stock purchase agreement with our previous President.

We currently do not anticipate being able to cover our fixed and variable operating expenses for the next twelve months, however, believe that we will be able to secure additional liquidity either by the sale of our common stock or through securing debt financing.

Off Balance Sheet Arrangements

At September 30, 2006, our facilities operating leases constituted an off-balance sheet obligation. These leases are non-cancelable, have one - five year terms, and require us to make monthly rent payments of $72,941. Our related minimum lease payment obligations at September 30, 2006 were as follows: by fiscal years ending June 30: 2007 - $656,467; 2008 - $556,343; 2009 - $405,461; 2010 - $241,576; 2011- $3,983, Thereafter - none.

We have an agreement with Community First Bank, (“CFB”) whereby we provide CFB with certain mortgage loans that fund in their name. Per our agreement, we provide underwriting, interim servicing and the sale of these loans to secondary market investors. CFB legally owns the loans and includes them on their financial statements. We bear the risk of loss on these loans should the borrower default and the secondary market risk should the investor require us to repurchase the loan. The relationship with CFB allows us to fund loans in states in which we are not licensed or have applied for a license, however, have not been approved. As of September 30, 2006, the outstanding balance on loans held for sale with CFB was $5,914,851.

Cash Flows

Operating Activities

Our net cash used in operating activities was $2,208,721 and $654,746 for the three months ended September 30, 2006 and 2005, respectively. Our operating activities during the three months ended September 30, 2006 utilized net cash largely due to our net loss and the incremental cash outlays made by us for legal and professional fees and to reduce our overall levels of payables and accrued expenses. Partially offsetting the preceding adverse cash flow effects principally were the positive effects of adding back non-cash issuance of shares for compensation, services, loan loss allowance on loans held and depreciation and amortization.

Our operating activities during the three months ended September 30, 2005 utilized net cash largely due to our net loss and the incremental cash outlays made by us to settle certain previously accrued for liabilities and the increase in our prepaid expenses.

Investing Activities

Our net cash used in investing activities was $34,484 and $560 for the three months ended September 30, 2006 and 2005 respectively. We attribute the increase in our cash used by investing activities to our purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $1,927,779 and $694,555 for the three months ended September 30, 2006 and 2005 respectively. Our financing activities provided us with a net cash inflow as a result of our receipt of proceeds from the issuance of commons shares partially offset by cash outflows for payments on our mortgage lines of credit and principal payments on our outstanding debt.

Planned Capital Expenditures

We do not anticipate any major planned Capital Expenditures as of September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer and chief financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective as of the end of the period covered by this report. Our principal executive officer and principal financial officer have deemed the controls of Bay Capital Corp., its only wholly owned subsidiary, to be inadequate due to the information reporting methods used by the subsidiary which has caused a delay in the timely filing of this quarterly report on form 10-QSB. Management has undertaken extensive reviews and is in the process of implementing controls and procedures over internal reporting to ensure proper disclosure is made. In addition, with the departure of our President and two board members, the Company is currently reviewing its reporting process with respect to non-financial controls in an effort to identify areas of weakness. We anticipate completing this review by December 31, 2006.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On July 6, 2006 the Company issued 10,000 shares of common stock to an unrelated entity for investment banking services. The value assigned to these services approximated $34,000

On July 19, 2006, the Company issued 600,000 shares of common stock pursuant to the asset purchase agreement with Allstate Home Loans, Inc.

On July 19, 2006, the Company issued 600,000 shares of common stock pursuant to the Stock Purchase Agreement between two shareholders’ of Bay Capital Corp. whereby both individuals received 300,000 shares each in consideration for a three year non-compete and solicitation agreement. The value assigned to issuance approximated $3,500,000 and is being allocated as compensation expense over the three year term of the agreement.

On September 27, 2006, the Company issued 10,000 shares of common stock to an unrelated entity for public relations services over the next twelve months. The value assigned to these services approximated $51,000.

On September 27, 2006, the Company issued 25,000 shares of common stock to an unrelated individual for legal services over the next twelve months. The value assigned to these services approximated $85,000.

On September 30, 2006, the company issued 2,359,000 shares of common stock to various accredited investors pursuant to a private placement.

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

Clear Choice Financial, Inc.

Dated November 21, 2006
	By:	/s/ Chad Mooney

Name: Chad Mooney
Chief Executive Officer and President

	By:	/s/ Darren R. Dierich

Name: Darren R. Dierich
Chief Financial Officer

